Form 10-Q
period 2023-09-30
Hamilton Insurance Group, Ltd.
filed 2023-12-06
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-41862
__________________________________
Hamilton Insurance Group, Ltd.
(Exact name of registrant as specified in its charter)
__________________________________

Bermuda		98-1153847
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Wellesley House North, 1st Floor, 90 Pitts Bay Road Pembroke HM 08 Bermuda
(Address of Principal Executive Offices and Zip Code)
(441) 405-5200
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B common shares, par value $0.01 per share	HG	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of December 5, 2023 was 56,036,067.

Hamilton Insurance Group, Ltd.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Hamilton Insurance Group, Inc. (“Quarterly Report”) may include statements, which, to the extent they are statements of historical or present fact, constitute “forward looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “target,” “should,” “could,” “would,” “seeks,” “intends,” “plans,” “contemplates,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions. These forward-looking statements appear in a number of places throughout this Quarterly Report and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” included in the Company’s prospectus filed on November 13, 2023 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and the following:

•our results of operations and financial condition could be adversely affected by unpredictable catastrophic events, global climate change or emerging claim and coverage issues;
•our business could be materially adversely affected if we do not accurately assess our underwriting risk, our reserves are inadequate to cover our actual losses, our models or assessments and pricing of risks are incorrect or we lose important broker relationships;
•the insurance and reinsurance business is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums;
•we have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk;
•we do not control the allocations to and/or the performance of the Two Sigma Hamilton Fund’s investment portfolio, and its performance depends on the ability of its investment manager, Two Sigma, to select and manage appropriate investments and we have a limited ability to withdraw our capital accounts;
•Two Sigma Principals, LLC, Two Sigma and their respective affiliates have potential conflicts of interest that could adversely affect us;
•the historical performance of Two Sigma is not necessarily indicative of the future results of the Two Sigma Hamilton Fund’s investment portfolio or of our future results;
•our ability to manage risks associated with macroeconomic conditions resulting from the global COVID-19 pandemic or any other public health crisis, current or anticipated military conflict, including the ongoing Ukraine conflict, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;
•our ability to compete successfully with more established competitors and risks relating to consolidation in the reinsurance and insurance industries;
•downgrades, potential downgrades or other negative actions by rating agencies;
•our dependence on key executives, including the potential loss of Bermudian personnel as a result of Bermuda employment restrictions, and inability to attract qualified personnel, in particular in very competitive hiring conditions;
•our dependence on letter of credit facilities that may not be available on commercially acceptable terms;
•our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;
•the suspension or revocation of our subsidiaries’ insurance licenses;
•the potential characterization of us and/or any of our subsidiaries as a passive foreign investment company, or PFIC;
•risks associated with our investment strategy being greater than those faced by competitors;
•changes in the regulatory environment and the potential for greater regulatory scrutiny of the Group going forward as a result of the outsourcing arrangements;
•a cyclical downturn of the reinsurance industry;

•operational failures, failure of information systems or failure to protect the confidentiality of customer information, including by service providers, or losses due to defaults, errors or omissions by third parties and affiliates;
•we are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law;
•risks relating to our ability to identify and execute opportunities for growth or our ability to complete transactions as planned or realize the anticipated benefits of our acquisitions or other investments;
•our potentially becoming subject to U.S. federal income taxation;
•our potentially becoming subject to U.S. withholding and information reporting requirements under the U.S. Foreign Account Tax Compliance Act, or FATCA, provisions;
•our costs will increase as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations;
•if we were to identify a material weakness and were unable to remediate this material weakness, or fail to achieve and maintain effective internal controls, our operating results and financial condition could be impacted and the market price of our Class B common shares may be negatively affected;
•the lack of a prior public market for our Class B common shares, our share price may be volatile and anti-takeover provisions contained in our organizational documents could delay management changes;
•the potential that the market price of our Class B common shares could decline due to future sales of shares by our existing shareholders;
•applicable insurance laws, which could make it difficult to effect a change of control of our company; and
•investors may have difficulties in serving process or enforcing judgments against us in the United States.

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Risk Factors” in the Prospectus and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from expectations. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. Dollars, except share information)	September 30, 2023	December 31, 2022
Assets
Fixed maturity investments, at fair value (amortized cost 2023: $1,730,262; 2022: $1,348,684)	$1,631,471	$1,259,476
Short-term investments, at fair value (amortized cost 2023: $347,623; 2022: $285,130)	348,968	286,111
Investments in Two Sigma Funds, at fair value (cost 2023: $891,791; 2022: $731,100)	979,986	740,736
Total investments	2,960,425	2,286,323
Cash and cash equivalents	804,548	1,076,420
Restricted cash and cash equivalents	98,979	130,783
Premiums receivable	689,042	522,670
Paid losses recoverable	138,314	90,655
Deferred acquisition costs	151,314	115,147
Unpaid losses and loss adjustment expenses recoverable	1,157,123	1,177,863
Receivables for investments sold	19,044	371
Prepaid reinsurance	232,211	164,313
Goodwill and intangible assets	89,589	86,958
Other assets	164,015	167,462
Total assets	$6,504,604	$5,818,965

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$2,948,822	$2,856,275
Unearned premiums	951,596	718,188
Reinsurance balances payable	367,954	244,320
Payables for investments purchased	117,836	48,095
Term loan, net of issuance costs	149,801	149,715
Accounts payable and accrued expenses	159,681	138,050
Payables to related parties	9,060	20
Total liabilities	4,704,750	4,154,663

Non-controlling interest – TS Hamilton Fund	129	119

Shareholders’ equity
Common shares:
Class A, authorized (2023 and 2022: 53,993,690), par value $0.01; issued and outstanding (2023 and 2022: 30,520,078)	305	305
Class B, authorized (2023: 65,480,684 and 2022: 50,480,684 ), par value $0.01; issued and outstanding (2023: 42,658,302 and 2022: 42,042,155)	427	420
Class C, authorized (2023 and 2022: 30,525,626), par value $0.01; issued and outstanding (2023 and 2022: 30,525,626)	305	305
Additional paid-in capital	1,128,553	1,120,242
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	674,576	547,352
Total shareholders’ equity	1,799,725	1,664,183

Total liabilities, non-controlling interest, and shareholders’ equity	$6,504,604	$5,818,965

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars, except per share information)	2023	2022	2023	2022
Revenues
Gross premiums written	$474,123	$400,811	$1,517,247	$1,305,421
Reinsurance premiums ceded	(90,557)	(100,000)	(400,475)	(366,933)
Net premiums written	383,566	300,811	1,116,772	938,488

Net change in unearned premiums	(46,530)	(5,868)	(164,374)	(107,021)
Net premiums earned	337,036	294,943	952,398	831,467

Net realized and unrealized gains (losses) on investments	47,343	(67,380)	101,881	146,640
Net investment income (loss)	8,069	(5,255)	17,719	(22,185)
Total realized and unrealized gains (losses) on investments and net investment income (loss)	55,412	(72,635)	119,600	124,455

Other income (loss)	2,386	2,727	7,838	9,117
Net foreign exchange gains (losses)	1,432	1,906	(3,953)	15,382
Total revenues	396,266	226,941	1,075,883	980,421

Expenses
Losses and loss adjustment expenses	191,577	257,963	519,554	597,014
Acquisition costs	78,537	65,735	220,532	194,795
General and administrative expenses	63,035	46,344	158,075	135,290
Amortization of intangible assets	2,794	3,178	7,869	9,874
Interest expense	5,288	4,102	16,007	11,255
Total expenses	341,231	377,322	922,037	948,228

Income (loss) before income tax	55,035	(150,381)	153,846	32,193
Income tax expense	2,387	1,054	6,908	3,103
Net income (loss)	52,648	(151,435)	146,938	29,090

Net income (loss) attributable to non-controlling interest	9,065	(15,318)	15,076	68,069

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$43,583	$(136,117)	$131,862	$(38,979)

Per share data
Basic income (loss) per share attributable to common shareholders	$0.42	$(1.32)	$1.27	$(0.38)
Diluted income (loss) per share attributable to common shareholders	$0.41	$(1.32)	$1.26	$(0.38)

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars)	2023	2022	2023	2022
Common shares
Balance, beginning of period	$1,036	$1,030	$1,031	$1,025
Issuance of common shares	1	1	8	7
Repurchases of common shares	—	(1)	(2)	(2)
Balance, end of period	1,037	1,030	1,037	1,030

Additional paid-in capital
Balance, beginning of period	1,124,566	1,115,077	1,120,242	1,110,248
Issuance of common shares	(1)	315	(8)	308
Repurchases of common shares	—	—	(1,776)	(1,098)
Share compensation expense	3,988	3,883	10,095	9,817
Balance, end of period	1,128,553	1,119,275	1,128,553	1,119,275

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	630,993	742,488	547,352	645,769
Net income (loss)	52,648	(151,435)	146,938	29,090
Net income attributable to non-controlling interest	(9,065)	15,318	(15,076)	(68,069)
Share compensation expense	—	—	(4,169)	—
Repurchases of common shares	—	—	(469)	(419)
Balance, end of period	674,576	606,371	674,576	606,371

Total shareholders’ equity	$1,799,725	$1,722,235	$1,799,725	$1,722,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022

(Expressed in thousands of U.S. Dollars)	2023	2022
Operating activities
Net income (loss)	$146,938	$29,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,990	11,699
Share compensation expense	10,095	9,817
Net realized (gains) losses on investments	(32,363)	(267,140)
Change in net unrealized (gains) losses on investments	(69,518)	120,500
Other items	1,330	18,473
Change in:
Premiums receivable	(166,372)	(131,081)
Paid losses recoverable	(47,659)	(22,804)
Deferred acquisition costs	(36,167)	(20,600)
Prepaid reinsurance	(67,898)	(41,917)
Unpaid losses and loss adjustment expenses recoverable	20,740	(38,586)
Other assets	3,253	4,167
Reserve for losses and loss adjustment expenses	92,547	340,706
Unearned premiums	233,408	154,052
Reinsurance balances payable	123,634	52,692
Accounts payable and accrued expenses and other	26,711	(30,032)
Net cash provided by (used in) operating activities	247,669	189,036

Investing activities
Proceeds from redemptions from Two Sigma Funds	1,821,046	2,126,103
Contributions to Two Sigma Funds	(1,954,119)	(1,846,409)
Purchases of fixed maturity investments	(809,646)	(608,310)
Proceeds from sales, redemptions and maturity of fixed maturity investments	418,677	402,078
Purchases of short-term investments	(1,078,631)	(1,319,143)
Proceeds from sales of short-term investments	1,032,091	1,573,700
Change in receivables for investments sold	(18,673)	(8,483)
Change in payables for investments purchased	69,741	(21,145)
Other	(11,425)	(7,541)
Net cash provided by (used in) investing activities	(530,939)	290,850

Financing activities
Issuance of common shares	8	7
Repurchases of common shares and options	(2,247)	(1,519)
Contribution of additional paid-in capital	(8)	308
Term loan renewal costs	—	(345)
Withdrawal of non-controlling interest	(15,066)	(68,049)
Net cash provided by (used in) financing activities	(17,313)	(69,598)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(3,093)	(22,158)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(303,676)	388,130
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,207,203	964,126
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$903,527	$1,352,256

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Organization

Hamilton Insurance Group, Ltd. ("Hamilton Group", the "Group" or the "Company"), the ultimate group holding company, was incorporated on September 4, 2013, under the laws of Bermuda.

Our Bermuda operations are led by Hamilton Re, Ltd. ("Hamilton Re"), a registered Class 4 insurer incorporated in Bermuda. Hamilton Re writes property, casualty, and specialty insurance and reinsurance on a global basis.

Hamilton Re US is a tax partnership that was formed pursuant to an arrangement between Hamilton Re and its Bermuda-incorporated affiliate, Hamilton ILS Holdings Limited. The tax partnership is treated as a U.S. corporation for U.S. tax purposes and is registered with the U.S. Internal Revenue Service, such that capital and profits allocated to Hamilton Re US are subject to applicable U.S. taxation.

Ada Capital Management Limited (“ACML”), a wholly owned insurance agent incorporated and regulated in Bermuda, is authorized to underwrite on behalf of Ada Re, Ltd. (“Ada Re”).

Our London operations are comprised of Hamilton Managing Agency Limited (“HMA”), a Lloyd’s managing agency, which manages our wholly aligned Syndicate 4000 and certain other third-party funded Lloyd’s Syndicates. Syndicate 4000 operates in the Lloyd’s market and underwrites property, casualty, and specialty insurance and reinsurance business on a subscription basis. Syndicate 3334, which was managed by HMA, was closed by way of a Reinsurance to Close (“RITC”) into Syndicate 4000 at December 31, 2021.

Our Dublin operations are comprised of Hamilton Insurance Designated Activity Company ("HIDAC"), a Dublin-based insurer with a U.K. branch and extensive licensing in the United States, including excess and surplus lines and reinsurance in all 50 states.

Hamilton Managing General Agency Americas LLC ("HMGA Americas") is licensed throughout the United States and underwrites on behalf of the Group's London, Dublin and Bermuda operations solely in respect of Hamilton Re US, providing access from the U.S. to the Lloyd's market, the Group's rated Irish carrier and the Group's Bermuda balance sheet, respectively.

Hamilton Select Insurance Inc. ("Hamilton Select") is a U.S. domestic excess and surplus lines carrier incorporated in Delaware and authorized to write excess and surplus business in all 50 states.

Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund"), is a Delaware limited liability company. In 2013, Hamilton Re entered into a limited liability company agreement with TS Hamilton Fund and Two Sigma Principals, LLC (the "Managing Member") as the managing member of TS Hamilton Fund. Effective July 1, 2023, Hamilton Re has committed to an investment in TS Hamilton Fund in an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets (previously equal to a minimum of 95% of the consolidated net tangible assets of Hamilton Group). TS Hamilton Fund has engaged Two Sigma Investments, LP ("Two Sigma"), a related party Delaware limited partnership, to serve as its investment manager. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis (see Note 3, Investments for further details).

Unconsolidated Related Parties

Ada Re is a special purpose insurer funded by third party investors and formed to provide fully collateralized reinsurance and retrocession to both Hamilton Group and third-party cedants.

Turing Re Ltd. ("Turing Re"), a Bermuda special purpose insurer funded by investors, provides collateralized reinsurance capacity for Hamilton Re’s property treaty business.

Easton Re is an industry loss index-triggered catastrophe bond that provides the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Summary of Significant Accounting Policies

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, as included in the Group’s most recently filed IPO prospectus (the "Prospectus") dated November 9, 2023, filed with the Securities and Exchange Commission on November 13, 2023. There have been no material changes to the Company's significant accounting policies as described in the Company's audited consolidated financial statements for the year ended December 31, 2022, as included in the Prospectus.
a.Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and Article 10 of Regulation S-X, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of, and for, the periods presented.
These financial statements include the accounts of Hamilton Group, Hamilton Re, Hamilton U.K. Holdings Limited, Hamilton Select, HMGA Americas, ACML, and TS Hamilton Fund (collectively the "Company"). All significant intercompany transactions and balances have been eliminated on consolidation. Certain comparative information has been reclassified to conform to the current year presentation.
b.Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates recorded in the Company’s financial statements include, but are not limited to, premiums written, provisions for estimated future credit losses, the reserve for losses and loss adjustment expenses and the fair value of investments.

c.Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (as subsequently clarified in various Updates) which updated accounting guidance that applies to any entity that enters into a lease that does not meet certain scope exceptions. The guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company adopted this guidance in the first quarter of 2022 by recording a gross-up of the balance sheet in recognition of an operating lease liability for future lease payments and the associated right-of-use asset for the right to use the underlying asset over the lease term. This guidance did not have a material impact on the Company’s results of operations, financial position, cash flows or disclosures.
In June 2016, the FASB issued ASU 2016-13 Measurement of Credit Losses on Financial Instruments (as subsequently clarified in various Updates), which requires the application of an incurred loss impairment methodology that reflects expected credit losses and requires consideration of a broad range of reasonable and supportable information to record credit loss estimates. The Company adopted this guidance in the first quarter of 2022, and because it did not have a material impact on the Company’s results of operations, financial position, or cash flows, we did not record a cumulative effective adjustment to opening retained earnings as of January 1, 2022.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments at September 30, 2023 and December 31, 2022 are as follows:

	2023
(Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$651,446	$21	$(32,381)	$619,086
U.S. states, territories and municipalities	4,729	—	(375)	4,354
Non-U.S. sovereign governments and supranationals	44,759	413	(1,840)	43,332
Corporate	853,433	81	(42,177)	811,337
Residential mortgage-backed securities - Agency	148,097	—	(20,117)	127,980
Residential mortgage-backed securities - Non-agency	4,763	2	(821)	3,944
Commercial mortgage-backed securities - Non-agency	10,188	—	(1,295)	8,893
Other asset-backed securities	12,847	15	(317)	12,545
Total fixed maturities	1,730,262	532	(99,323)	1,631,471
Short-term investments	347,623	1,345	—	348,968
Total	$2,077,885	$1,877	$(99,323)	$1,980,439

	2022
(Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$498,841	$99	$(27,089)	$471,851
U.S. states, territories and municipalities	4,741	—	(434)	4,307
Non-U.S. sovereign governments and supranationals	14,191	363	(1,602)	12,952
Corporate	690,900	363	(43,786)	647,477
Residential mortgage-backed securities - Agency	111,234	—	(14,824)	96,410
Residential mortgage-backed securities - Non-agency	5,147	—	(772)	4,375
Commercial mortgage-backed securities - Non-agency	10,283	—	(1,064)	9,219
Other asset-backed securities	13,347	1	(463)	12,885
Total fixed maturities	1,348,684	826	(90,034)	1,259,476
Short-term investments	285,130	986	(5)	286,111
Total	$1,633,814	$1,812	$(90,039)	$1,545,587

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities at September 30, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2023
(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Due less than one year	$139,886	$135,950
Due after one through five years	1,164,512	1,107,734
Due after five through ten years	245,255	230,867
Due after ten years	4,714	3,558
Mortgage-backed	163,048	140,817
Asset-backed	12,847	12,545
Total	$1,730,262	$1,631,471

Investments in Two Sigma Funds

The Company’s investments in Two Sigma Funds at September 30, 2023 and December 31, 2022 are as follows:

	2023			2022
(Expressed in thousands of U.S. Dollars)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$469,379	$(7,212)	$462,167	$438,625	$(95,213)	$343,412
Two Sigma Spectrum Portfolio, LLC (STV)	239,819	54,115	293,934	171,135	57,982	229,117
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	182,593	41,292	223,885	121,340	46,867	168,207
Total	$891,791	$88,195	$979,986	$731,100	$9,636	$740,736

The Company, through its investments in FTV, STV and ESTV, seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At September 30, 2023, the Company owns a 20.1%, 16.1% and 8.6% interest in each of the FTV, STV and ESTV funds, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table summarizes certain investments of FTV, STV and ESTV where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity at September 30, 2023:

	2023
(Expressed in thousands of U.S. Dollars)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	126,802	$126,802	7.5%
U.S. Treasury Securities, 0.0000% - 4.6250%, due 10/5/2023 - 8/15/2043	710,830	$704,227	41.5%
U.K. Gilt Securities, 1.6250%, due 10/22/2028	604	$650	—%
U.K. Gilt Securities, 3.2500% - 3.7500%, due 1/31/2033 - 10/22/2053	(82,909)	$(89,773)	(5.3)%
U.S. Treasury Securities, 3.8750% - 5.0000%, due 9/30/2025 - 8/15/2023	(240,013)	$(236,195)	(13.9)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of FTV, STV and ESTV total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, a revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum (previously 3%). The management fee for the three months ended September 30, 2023 and 2022 was $10.4 million and $14.0 million, respectively, and the management fee for the nine months ended September 30, 2023 and 2022 was $34.4 million and $39.5 million, respectively.

Under the terms of the revised limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member remains entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive a revised additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits (previously 20%). “Excess Profits” for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year (previously 15%), net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended September 30, 2023 and 2022 was $9.1 million and $(15.3) million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the nine months ended September 30, 2023 and 2022 was $15.1 million and $68.0 million, respectively.

Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or
(ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the “Minimum Commitment Amount”, for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on December 31, 2025. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal.

The TS Hamilton Fund generally has two liquidity options, subject to Hamilton Re’s minimum investment commitment, which are as follows:

•Monthly liquidity - Subject to certain conditions, Hamilton Re may request a whole or partial withdrawal of its capital account, no later than fifteen days prior to the end of a calendar month, effective as of the last day of such calendar month.

•Daily liquidity - Subject to certain limited circumstances, including the need to meet obligations pursuant to Hamilton Re’s underwriting operations, Hamilton Re may request a withdrawal of all or a portion of its capital account upon at least one business day’s written notice of such withdrawal request date to the Managing Member.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
At its discretion, the Managing Member may permit or require Hamilton Re to withdraw all or any portion of its respective capital account at other times, or waive or reduce certain notice periods, or allow a notice to be revoked. The Managing Member may withdraw all or any portion of its capital account at any time.

Total Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total realized and unrealized gains (losses) on investments and net investment income (loss) for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars)	2023	2022	2023	2022
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$42,403	$115,129	$32,363	$267,140
Change in net unrealized gains (losses) on investments	4,940	(182,509)	69,518	(120,500)
Net realized and unrealized gains (losses) on investments	47,343	(67,380)	101,881	146,640

Net investment income (loss):
Fixed maturities	12,208	5,880	31,178	14,343
Short-term investments	38	334	287	737
TS Hamilton Fund	3,121	3,095	13,033	4,603
Cash and cash equivalents	4,029	544	8,752	696
Other	(104)	(431)	1,015	(1,230)
Interest and other	19,292	9,422	54,265	19,149
Management fees	(10,958)	(14,420)	(35,806)	(40,601)
Other expenses	(265)	(257)	(740)	(733)
Net investment income (loss)	8,069	(5,255)	17,719	(22,185)
Total realized and unrealized gains (losses) on investments and net investment income (loss)	$55,412	$(72,635)	$119,600	$124,455
`
Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars)	2023	2022	2023	2022
Fixed maturities and short-term investments	$(7,688)	$(3,313)	$(10,796)	$(13,684)
TS Hamilton Fund	50,091	118,442	42,948	279,977
Other	—	—	211	847
Net realized gains (losses) on investments	$42,403	$115,129	$32,363	$267,140

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars)	2023	2022	2023	2022
Fixed maturities and short-term investments	$(12,818)	$(38,556)	$(9,800)	$(101,760)
TS Hamilton Fund	17,758	(143,953)	79,318	(18,740)
Net realized gains (losses) on investments	$4,940	$(182,509)	$69,518	$(120,500)

Pledged Assets

At September 30, 2023 and December 31, 2022, pledged investments at fair value were comprised of $226.9 million and $274.0 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $54.1 million and $39.0 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $34.9 million and $Nil, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 10, Debt and Credit Facilities.

At September 30, 2023 and December 31, 2022, restricted cash and cash equivalents balances were comprised of $95.5 million and $126.8 million, respectively, securing other underwriting obligations, $1.8 million and $2.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $1.4 million and $1.3 million, respectively, in trust accounts for the benefit of regulatory authorities, and $0.3 million and $0.6 million, respectively, of escrow funds.

Total cash and cash equivalents and restricted cash and cash equivalents of $903.5 million presented in the statement of cash flows at September 30, 2023 was comprised of cash and cash equivalents of $804.5 million and restricted cash and cash equivalents of $99.0 million on the balance sheet. Total cash and cash equivalents and restricted cash and cash equivalents of $1.2 billion presented in the statement of cash flows at December 31, 2022 was comprised of cash and cash equivalents of $1.1 billion and restricted cash and cash equivalents of $130.8 million on the balance sheet.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
4. Fair Value

Financial Instruments Subject to Fair Value Measurements

Accounting guidance over fair value measurements requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Instruments that the Company owns are marked to bid prices.

Basis of Fair Value Measurements

Fair value measurement accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are:

•Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

•Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

•Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Assets Recorded at Fair Value - Fixed Maturity and Short-term Investments

The following section describes the valuation methodologies used to determine the fair value of the Company’s fixed maturity and short-term investments by asset class:

•U.S. government treasuries: fair value based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances and benchmark yields;

•U.S. states, territories and municipalities: fair value based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•Non-U.S. sovereign governments and supranationals: fair value based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads, and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source;

•Corporate: fair value based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•Asset-backed and mortgage-backed securities: fair value based on observable inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields and cash flow models using observable inputs such as prepayment speeds, collateral performance and default spreads; and

•Short-term investments: fair value based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances and benchmark yields.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	2023
(Expressed in thousands of U.S. Dollars)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$619,086	$—	$619,086
U.S. states, territories and municipalities	—	4,354	—	4,354
Non-U.S. sovereign governments and supranationals	—	43,332	—	43,332
Corporate	—	811,337	—	811,337
Residential mortgage-backed securities - Agency	—	127,980	—	127,980
Residential mortgage-backed securities - Non-agency	—	3,944	—	3,944
Commercial mortgage-backed securities - Non-agency	—	8,893	—	8,893
Other asset-backed securities	—	12,545	—	12,545
Total fixed maturities	—	1,631,471	—	1,631,471
Short-term investments	—	348,968	—	348,968
Total	$—	$1,980,439	$—	$1,980,439

	2022
(Expressed in thousands of U.S. Dollars)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$471,851	$—	$471,851
U.S. states, territories and municipalities	—	4,307	—	4,307
Non-U.S. sovereign governments and supranationals	—	12,952	—	12,952
Corporate	—	647,477	—	647,477
Residential mortgage-backed securities - Agency	—	96,410	—	96,410
Residential mortgage-backed securities - Non-agency	—	4,375	—	4,375
Commercial mortgage-backed securities - Non-agency	—	9,219	—	9,219
Other asset-backed securities	—	12,885	—	12,885
Total fixed maturities	—	1,259,476	—	1,259,476
Short-term investments	—	286,111	—	286,111
Total	$—	$1,545,587	$—	$1,545,587

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accrued investment income, receivables for investments sold, certain other assets, payables for investments purchased, and certain other liabilities approximate their fair values.

5. Variable Interest Entities

TS Hamilton Fund

TS Hamilton Fund meets the definition of a variable interest entity ("VIE") principally because the Managing Member does not hold substantive equity at risk in the entity but controls all of the decision making authority over it. Therefore, the Company assessed its ownership in the VIE to determine if it is the primary beneficiary. The Managing Member is a related party to the Company and collectively they hold all of the variable interest. The Company performed an assessment of all relevant facts and circumstances and determined that it is the entity within the related party group for whom substantially all of the activities of the VIE are conducted. As a result, the Company concluded that it is the primary beneficiary of TS Hamilton Fund.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Activity in the non-controlling interest of TS Hamilton Fund for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars)	2023	2022	2023	2022
Balance - beginning of period	$124	$15,462	$119	$124
Withdrawals	(9,060)	—	(15,066)	(68,049)
Equity in earnings	5	(1)	10	20
Incentive allocation	9,060	(15,317)	15,066	68,049
Balance - end of period	$129	$144	$129	$144

The following table represents the total assets and total liabilities of TS Hamilton Fund at September 30, 2023 and December 31, 2022. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

(Expressed in thousands of U.S. Dollars)	2023	2022
Assets
Cash and cash equivalents	$450,759	$800,239
Short-term investments	347,787	264,104
Investments in Two Sigma Funds, at fair value	979,986	740,736
Receivables for investments sold	12,730	—
Interest and dividends receivable	804	2,076
Total assets	1,792,066	1,807,155

Liabilities
Accounts payable and accrued expenses	254	291
Withdrawal payable	9,060	145,738
Payable for investments purchased	86,933	48,095
Total liabilities	96,247	194,124
Total net assets managed by TS Hamilton Fund	$1,695,819	$1,613,031

The withdrawal payable of $9.1 million and $145.7 million at September 30, 2023 and December 31, 2022, respectively, includes a redemption of $Nil and $145.7 million, respectively, due to Hamilton Re. The net balance is reported on the Company's balance sheet in "Payables to related parties".

6. Value Appreciation Pool

The Value Appreciation Pool ("VAP") represents an accrual in respect of the Company's estimated liability under a long-term incentive compensation plan that rewards employees with 10% of any increase in the multiple of the Company's estimated fair market value to GAAP shareholders' equity between the December 1, 2020 VAP inception date, and either an interim Trigger Event or the ultimate plan maturity on December 31, 2025. A total of 10.0 million units are available for issuance under this plan. As of September 30, 2023, there were 9.5 million units issued and outstanding.

With effect from March 10, 2023, the VAP was revised to include an Underpin, such that if the ratio of the Company's estimated fair market value to GAAP shareholders' equity on the Trigger Event date is less than 1.15, the value of the award will be calculated with reference to a minimum ratio of 1.15 in order to provide for a minimum payment in respect of the award. In the event that the Underpin comes into effect, the fair value of the VAP at the offering date is estimated to be approximately $5.00 per VAP unit.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The award vests in two tranches, subject to continued service: either 50% upon the ultimate plan maturity date of November 30, 2025 and 50% twelve months later, or 50% on each of the first and second anniversaries of a Trigger Event if one occurs prior to the maturity date. Participants who leave prior to vesting forfeit any previously unsettled portion of their awards. The award may be settled in either cash or shares, solely at the discretion of the Company.

As a private company, the VAP was initially measured at intrinsic value and no compensation cost was recorded over the period December 1, 2020 to March 31, 2023. On May 15, 2023, the Company became a public business entity and the VAP was remeasured at fair value. The fair value of the compensation cost is estimated at each reporting date and expensed over the period for which the employee is required to provide services in exchange for the award, with any changes recorded in compensation expense by a cumulative catch-up adjustment. During the three and nine months ended September 30, 2023, the Company recorded compensation expense of $11.2 million and $15.6 million, respectively. $4.2 million of this expense was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023.

The aggregate fair value of the VAP was estimated on September 30, 2023 using the following assumptions:

Inputs	Actual
Expected volatility	26.70%
Risk-free rate	4.95%
Expected life	2.28 years

The volatility assumption is derived from the median of the volatility of a select group of peer companies. The risk-free interest rate is based on the conversion of semi-annual zero-coupon U.S. Treasury rates as of the Valuation Date to continuously compounded rates and a rate selection commensurate with the remaining projected period. The expected life of the award was estimated at the remaining time to VAP maturity, assuming no prior Trigger Event occurs. An equity valuation assumption is also used in the Monte Carlo simulation.

7. Reinsurance

The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. Amounts recoverable under reinsurance contracts are recorded as assets. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

Allowance for Expected Credit Losses

Premiums receivable and paid and unpaid losses recoverable comprise the Company's most significant credit exposures not carried at fair value. The Company has not historically experienced significant credit losses. In determining an allowance for these assets, the Company considers historical information in combination with counterparty financial strength ratings and the extent to which balances are collateralized. The Company assesses the risk of future default by evaluating current market conditions for the likelihood of default and calculates its provision for current expected credit losses under the probability of default and loss given default methodology.

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At September 30, 2023, the Company’s premiums receivable balance, net of credit provisions of $2.7 million, was $689.0 million. At December 31, 2022, the Company’s premiums receivable balance, net of credit provisions of $2.9 million, was $522.7 million.

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
At September 30, 2023, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $138.3 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million. At December 31, 2022, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $90.7 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.8 million.

At September 30, 2023 and December 31, 2022, the distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

	% of total paid and unpaid losses and loss adjustment expenses recoverable
Classification	September 30, 2023	December 31, 2022
Collateralized	28.7%	33.8%
A- or better	70.6%	65.6%
Below A-	0.7%	0.6%
Total	100.0%	100.0%

At September 30, 2023 and December 31, 2022, the three largest balances by reinsurer accounted for 27%, 19% and 12%, and 31%, 17% and 11%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

Loss Portfolio Transfer

On February 6, 2020, the Company entered into a loss portfolio transfer agreement (the "LPT"), under which the insurance liabilities arising from certain casualty risks for the Lloyd's Years of Account ("YOA") 2016, 2017 and 2018 were retroceded to a third party in exchange for total premium of $72.1 million. This transaction was accounted for as retroactive reinsurance under which cumulative ceded losses exceeding the LPT premium are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each reporting period based on updated ultimate loss estimates. Consequently, cumulative adverse development subsequent to the signing of the LPT may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings.

At September 30, 2023 and December 31, 2022, the balance of reinsurance recoverable on unpaid losses due under this LPT was $50.7 million and $59.2 million, respectively. Amortization of the deferred gain was an expense of $0.9 million and income of $3.7 million during the three months ended September 30, 2023 and 2022, respectively, and income of $2.5 million and $1.7 million during the nine months ended September 30, 2023 and 2022, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In 2021, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Easton Re Pte, Ltd. (“Easton Re”). Easton Re provides the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re is from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded of $Nil and $7.2 million and $Nil and $6.3 million during each of the three and nine months ended September 30, 2023 and 2022, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
8. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE") for the nine months ended September 30, 2023 and 2022:

(Expressed in thousands of U.S. Dollars)	2023	2022
Gross unpaid losses and loss expenses, beginning of period	$2,856,275	$2,415,491
Reinsurance recoverable on unpaid losses	1,177,863	1,112,543
Net unpaid losses and loss expenses, beginning of period	1,678,412	1,302,948

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	528,457	600,536
Prior years	(8,903)	(3,522)
Total incurred	519,554	597,014

Net losses and loss expenses paid in respect of losses occurring in:
Current year	28,521	18,901
Prior years	397,407	236,661
Total paid	425,928	255,562

Foreign currency revaluation and other	19,661	(39,331)
Net unpaid losses and loss expenses, end of period	1,791,699	1,605,069
Reinsurance recoverable on unpaid losses	1,157,123	1,151,128
Gross unpaid losses and loss expenses, end of period	$2,948,822	$2,756,197

Net favorable prior year development of $8.9 million for the nine months ended September 30, 2023 was comprised of $4.9 million and $4.0 million of favorable prior year development on catastrophe and attritional losses, respectively. See below for further details:

•Net favorable development of $20.3 million on specialty contracts, driven by lower than expected claims development across various classes; offset by
•Net unfavorable development of $8.8 million on casualty contracts, primarily related to higher than expected claims development across various classes; and
•Net unfavorable development of $6.6 million on property contracts, primarily driven by higher than expected claims related to Winterstorm Elliott and development on certain attritional claims, including claims arising from exited classes of business.

In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, recorded favorable gross development, which, in addition to amortization of the associated deferred gain, resulted in a net positive earnings impact of $4.0 million.

Net favorable prior year development of $3.5 million for the nine months ended September 30, 2022 was comprised of $15.0 million of favorable prior year development on catastrophe losses offset by $11.5 million of unfavorable prior year development on attritional losses. See below for further details:

•Net favorable development of $23.6 million on specialty contracts, driven by reductions in loss estimates; and
•Net favorable development of $1.6 million on property contracts, driven by reductions in loss estimates; offset by
•Net unfavorable development of $27.7 million on casualty contracts, including claims arising from exited classes of business.
.
In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, recorded favorable gross development which was partially offset by amortization of the associated deferred gain, resulting in a net positive earnings impact of $6.0 million.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 7, Reinsurance was recognized for each of the nine months ended September 30, 2023 and 2022 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

The Company amortized acquisition costs of $78.5 million and $65.7 million for the three months ended September 30, 2023 and 2022, respectively, and $220.5 million and $194.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Ukraine Conflict

The estimate of net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict is subject to significant uncertainty. As at September 30, 2023 and December 31, 2022, our recorded reserves relating to the Ukraine conflict totaled $66.2 million and $79.3 million, respectively.

Covid-19

Our Covid-19 losses also remain subject to significant uncertainty. Actual ultimate losses for these events may differ materially from the Company's current estimates. As at September 30, 2023 and December 31, 2022, our recorded reserves relating to Covid-19 totaled $13.9 million and $39.0 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at September 30, 2023, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

9. Segment Reporting

We have determined our reportable business segments based on the information used by management in assessing performance and allocating resources to underwriting operations. We have identified two reportable business segments - International and Bermuda. Each of our identified reportable segments has a Chief Executive Officer who is responsible for the overall profitability of their segment and who regularly reports and is directly accountable to the chief operating decision maker: the Chief Executive Officer of the consolidated group.

We evaluate reportable segment performance based on their respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses (net of third party fee income). General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As we do not manage our assets by reportable segment, investment income and assets are not allocated to reportable segments.

Our core business is underwriting and our underwriting results are reflected in our reportable segments: (1) International, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from the Company’s London, Dublin, and Hamilton Select operations; and (2) Bermuda, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from Hamilton Re, Bermuda and Hamilton Re US and subsidiaries. We consider many factors, including the nature of each segment’s products, client types, production sources, distribution methods and the regulatory environment, in determining the aggregated operating segments.

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

(Expressed in thousands of U.S. Dollars)
Three Months Ended September 30, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$307,140	$166,983	$—	$474,123
Net premiums written	$234,621	$148,945	$—	$383,566
Net premiums earned	$178,632	$158,404	$—	$337,036
Third party fee income	2,115	186	—	2,301
Losses and loss adjustment expenses	97,820	93,757	—	191,577
Acquisition costs	47,236	31,301	—	78,537
Other underwriting expenses	31,634	12,723	—	44,357
Underwriting income (loss)	$4,057	$20,809	$—	$24,866
Net realized and unrealized gains (losses) on investments			47,343	47,343
Net investment income (loss)			8,069	8,069
Other income (loss), excluding third party fee income			85	85
Net foreign exchange gains (losses)			1,432	1,432
Corporate expenses			(18,678)	(18,678)
Amortization of intangible assets			(2,794)	(2,794)
Interest expense			(5,288)	(5,288)
Net income (loss) before tax				55,035
Income tax expense			(2,387)	(2,387)
Net income (loss)				52,648
Net income (loss) attributable to non-controlling interest			9,065	9,065
Net income (loss) attributable to common shareholders				$43,583

Key Ratios
Attritional loss ratio - current year	54.6%	55.1%		54.8%
Attritional loss ratio - prior year development	(5.3)%	5.7%		(0.1)%
Catastrophe loss ratio - current year	5.1%	2.6%		3.9%
Catastrophe loss ratio - prior year development	0.4%	(4.2)%		(1.8)%
Loss and loss adjustment expense ratio	54.8%	59.2%		56.8%
Acquisition cost ratio	26.4%	19.8%		23.3%
Other underwriting expense ratio	16.5%	7.9%		12.5%
Combined ratio	97.7%	86.9%		92.6%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

(Expressed in thousands of U.S. Dollars)
Three Months Ended September 30, 2022	International	Bermuda	Corporate	Total
Gross premiums written	$269,228	$131,583	$—	$400,811
Net premiums written	$184,319	$116,492	$—	$300,811
Net premiums earned	$156,307	$138,636	$—	$294,943
Third party fee income	3,138	106	—	3,244
Losses and loss adjustment expenses	92,061	165,902	—	257,963
Acquisition costs	41,936	23,799	—	65,735
Other underwriting expenses	26,811	13,753	—	40,564
Underwriting income (loss)	$(1,363)	$(64,712)	$—	$(66,075)
Net realized and unrealized gains (losses) on investments			(67,380)	(67,380)
Net investment income (loss)			(5,255)	(5,255)
Other income (loss), excluding third party fee income			(517)	(517)
Net foreign exchange gains (losses)			1,906	1,906
Corporate expenses			(5,780)	(5,780)
Amortization of intangible assets			(3,178)	(3,178)
Interest expense			(4,102)	(4,102)
Net income (loss) before tax				(150,381)
Income tax expense			(1,054)	(1,054)
Net income (loss)				(151,435)
Net income (loss) attributable to non-controlling interest			(15,318)	(15,318)
Net income (loss) attributable to common shareholders				$(136,117)

Key Ratios
Attritional loss ratio - current year	46.7%	53.0%		49.6%
Attritional loss ratio - prior year development	(0.1)%	21.7%		10.2%
Catastrophe loss ratio - current year	11.9%	46.8%		28.3%
Catastrophe loss ratio - prior year development	0.4%	(1.8)%		(0.6)%
Loss and loss adjustment expense ratio	58.9%	119.7%		87.5%
Acquisition cost ratio	26.8%	17.2%		22.3%
Other underwriting expense ratio	15.2%	9.8%		12.7%
Combined ratio	100.9%	146.7%		122.5%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

(Expressed in thousands of U.S. Dollars)
Nine Months Ended September 30, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$832,049	$685,198	$—	$1,517,247
Net premiums written	$553,687	$563,085	$—	$1,116,772
Net premiums earned	$504,784	$447,614	$—	$952,398
Third party fee income	7,417	336	—	7,753
Losses and loss adjustment expenses	255,787	263,767	—	519,554
Acquisition costs	131,688	88,844	—	220,532
Other underwriting expenses	89,635	36,607	—	126,242
Underwriting income (loss)	$35,091	$58,732	$—	$93,823
Net realized and unrealized gains (losses) on investments			101,881	101,881
Net investment income (loss)			17,719	17,719
Other income (loss), excluding third party fee income			85	85
Net foreign exchange gains (losses)			(3,953)	(3,953)
Corporate expenses			(31,833)	(31,833)
Amortization of intangible assets			(7,869)	(7,869)
Interest expense			(16,007)	(16,007)
Net income (loss) before tax				153,846
Income tax expense			(6,908)	(6,908)
Net income (loss)				146,938
Net income (loss) attributable to non-controlling interest			15,076	15,076
Net income (loss) attributable to common shareholders				$131,862

Key Ratios
Attritional loss ratio - current year	52.6%	50.8%		51.8%
Attritional loss ratio - prior year development	(4.3)%	4.0%		(0.4)%
Catastrophe loss ratio - current year	2.2%	5.4%		3.7%
Catastrophe loss ratio - prior year development	0.2%	(1.3)%		(0.5)%
Loss and loss adjustment expense ratio	50.7%	58.9%		54.6%
Acquisition cost ratio	26.1%	19.8%		23.2%
Other underwriting expense ratio	16.3%	8.1%		12.4%
Combined ratio	93.1%	86.8%		90.2%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

(Expressed in thousands of U.S. Dollars)
Nine Months Ended September 30, 2022	International	Bermuda	Corporate	Total
Gross premiums written	$698,968	$606,453	$—	$1,305,421
Net premiums written	$446,577	$491,911	$—	$938,488
Net premiums earned	$450,202	$381,265	$—	$831,467
Third party fee income	9,022	355	—	9,377
Losses and loss adjustment expenses	249,840	347,174	—	597,014
Acquisition costs	122,593	72,202	—	194,795
Other underwriting expenses	82,256	37,100	—	119,356
Underwriting income (loss)	$4,535	$(74,856)	$—	$(70,321)
Net realized and unrealized gains (losses) on investments			146,640	146,640
Net investment income (loss)			(22,185)	(22,185)
Other income (loss), excluding third party fee income			(260)	(260)
Net foreign exchange gains (losses)			15,382	15,382
Corporate expenses			(15,934)	(15,934)
Amortization of intangible assets			(9,874)	(9,874)
Interest expense			(11,255)	(11,255)
Net income (loss) before tax				32,193
Income tax expense			(3,103)	(3,103)
Net income (loss)				29,090
Net income (loss) attributable to non-controlling interest			68,069	68,069
Net income (loss) attributable to common shareholders				$(38,979)

Key Ratios
Attritional loss ratio - current year	47.4%	52.1%		49.5%
Attritional loss ratio - prior year development	(3.5)%	7.2%		1.4%
Catastrophe loss ratio - current year	10.5%	37.0%		22.7%
Catastrophe loss ratio - prior year development	1.1%	(5.2)%		(1.8)%
Loss and loss adjustment expense ratio	55.5%	91.1%		71.8%
Acquisition cost ratio	27.2%	18.9%		23.4%
Other underwriting expense ratio	16.3%	9.6%		13.3%
Combined ratio	99.0%	119.6%		108.5%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars)	2023	2022	2023	2022
International
Lloyd's of London	$189,155	$145,940	$507,326	$417,286
Ireland	96,272	110,263	271,002	255,539
U.S.	21,713	13,025	53,721	26,143
Total International	307,140	269,228	832,049	698,968
Bermuda	166,983	131,583	685,198	606,453
Total	$474,123	$400,811	$1,517,247	$1,305,421

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the renegotiated Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of September 30, 2023, the outstanding loan balance was $150.0 million, the fair value was $151.0 million, the unamortized issuance costs were $0.2 million, and the Company was in compliance with all covenants.

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of $0.1 million or less in each of the three and nine months ended September 30, 2023 and 2022. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under reinsurance agreements and to support capital requirements at Lloyd’s.

On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the “Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At September 30, 2023, there were no loan amounts outstanding under this facility. Letters of credit issued under the facility bear interest at a rate of 150 basis points, while revolving loans if issued are subject to a fee of SOFR plus a margin of 185 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 22.5 basis points. Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

On August 11, 2023, Hamilton Re and HIDAC amended their committed letter of credit facility agreement with Bank of Montreal ("BMO"), with Hamilton Group as guarantor, under which BMO agreed to make available a secured letter of credit facility of $50 million for a term that will expire on August 13, 2024. The facility bears a fee of 40 basis points for letters of credit issued and 15 basis points on any unutilized portion of the facility.

On October 26, 2023, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 26, 2024. The facility bears a fee of 140 basis points on the total available capacity.

In addition, Hamilton Re is the borrower under a $205 million unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The facility bears a fee of 162.5 basis points on the borrowed amount. The FAL LOC Facility was increased to $230 million on October 27, 2023 for an additional one year term that expires on October 27, 2024. The facility fees on the borrowed amount remain the same.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2023.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities at September 30, 2023, and associated securities pledged, were as follows:

(Expressed in thousands of U.S. Dollars)	2023
Available letter of credit and revolving loan facilities - commitments	$924,491
Available letter of credit and revolving loan facilities - in use	634,977

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$214,437
Pledged interests in fixed income portfolio	216,696
Cash	6,847
The Company has recognized interest expense related to the above debt and credit facilities of $5.3 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and $16.0 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively.

11. Share Capital

Authorized and Issued

Hamilton Group’s share capital at September 30, 2023 and December 31, 2022, is comprised as follows:

(Expressed in thousands of U.S. Dollars, except share information)
Authorized:
150,000,000 common shares of $0.01 par value each
Issued, outstanding and fully paid:	2023	2022
Class A common shares (2023 and 2022: 30,520,078)	$305	$305
Class B common shares (2023: 42,658,302 and 2022: 42,042,155)	427	420
Class C common shares (2023 and 2022: 30,525,626)	305	305
Total	$1,037	$1,030

The following is a summary of the activity related to common shares authorized for the three months ended September 30, 2023 and 2022:

	2023
	Class A	Class B	Class C	Total
Common shares - beginning of period	53,993,690	50,480,684	30,525,626	135,000,000
Increase in authorized share capital	—	15,000,000	—	15,000,000
Common shares - end of period	53,993,690	65,480,684	30,525,626	150,000,000

	2022
	Class A	Class B	Class C	Total
Common shares - beginning of period	53,993,690	48,984,123	32,022,187	135,000,000
Share class conversions	—	1,496,561	(1,496,561)	—
Common shares - end of period	53,993,690	50,480,684	30,525,626	135,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares authorized for the nine months ended September 30, 2023 and 2022:

	2023
	Class A	Class B	Class C	Total
Common shares - beginning of period	53,993,690	50,480,684	30,525,626	135,000,000
Increase in authorized share capital	—	15,000,000	—	15,000,000
Common shares - end of period	53,993,690	65,480,684	30,525,626	150,000,000

	2022
	Class A	Class B	Class C	Total
Common shares - beginning of period	53,793,690	46,898,612	34,307,698	135,000,000
Share class conversions	200,000	3,582,072	(3,782,072)	—
Common shares - end of period	53,993,690	50,480,684	30,525,626	135,000,000

The following is a summary of the activity related to common shares issued and outstanding for the three months ended September 30, 2023 and 2022:

	2023
	Class A	Class B	Class C	Total
Common shares - beginning of period	30,520,078	42,638,190	30,525,626	103,683,894
Director share awards granted	—	20,112	—	20,112
Common shares - end of period	30,520,078	42,658,302	30,525,626	103,704,006

	2022
	Class A	Class B	Class C	Total
Common shares - beginning of period	30,520,078	40,497,039	32,022,187	103,039,304
Share class conversions	—	1,496,561	(1,496,561)	—
Employee and director share purchases	—	22,750	—	22,750
Director share awards granted	—	25,805	—	25,805
Common shares - end of period	30,520,078	42,042,155	30,525,626	103,087,859

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding for the nine months ended September 30, 2023 and 2022:

	2023
	Class A	Class B	Class C	Total
Common shares - beginning of period	30,520,078	42,042,155	30,525,626	103,087,859
Vesting of awards	—	735,013	—	735,013
Director share awards granted	—	44,892	—	44,892
Share repurchases	—	(163,758)	—	(163,758)
Common shares - end of period	30,520,078	42,658,302	30,525,626	103,704,006

	2022
	Class A	Class B	Class C	Total
Common shares - beginning of period	30,320,078	37,935,266	34,307,698	102,563,042
Share class conversions	200,000	3,582,072	(3,782,072)	—
Vesting of awards	—	580,935	—	580,935
Employee and director share purchases	—	22,750	—	22,750
Director share awards granted	—	25,805	—	25,805
Share repurchases	—	(104,673)	—	(104,673)
Common shares - end of period	30,520,078	42,042,155	30,525,626	103,087,859

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of our Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, a maximum of 14.92% of the total combined voting power). In addition, the Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company or any direct or indirect shareholder or its affiliates. The Company Bye-laws provide for the redesignation of shares from (i) Class A common shares to Class B common shares automatically upon any transfer, whether or not for value, from (ii) Class B common shares to Class A common shares at the request of a Class A member and upon approval by a Simple Majority of the Board, from (iii) Class A common shares and Class B common shares to Class C common shares at the request of the transferring shareholder and subject to approval by a Simple Majority of the Board and, (iv) from Class C common shares to Class B common shares upon approval by a Simple Majority of the Board. Effective upon listing on the New York Stock Exchange ("NYSE"), the Company Bye-laws provide for the redesignation of shares, as described in (i)-(iv) above, automatically upon transfer. The number of authorized and issued Class A common shares and Class C common shares, as applicable, shall be reduced by the aggregate number of such issued Class A common shares and Class C common shares, as applicable, converted to Class B common shares and the number of authorized and issued Class B common shares shall be correspondingly increased by the same amount.

Certain of Hamilton Group’s shareholders that own an aggregate of 62.0 million Class A, Class B and Class C common shares at September 30, 2023 have liquidity rights stipulating that on either December 23, 2023, or at the end of each three-year period thereafter, or upon the occurrence of a Trigger Event (as such term is defined in the Second Amended and Restated Shareholders' Agreement), such shareholders may cause, at the Company’s election, for the Company to either repurchase all or any portion of the exercised common shares held by such shareholder(s) at diluted book value or require an auction for a cash sale of the Company, at the Company's option. For purposes of these liquidity rights a Trigger Event includes any of the following: (i) various adverse tax determinations, including if the Company is determined to be a “passive foreign investment company” for U.S. federal income tax purposes; (ii) various changes in law that have material adverse consequences to either the Company or the applicable shareholders' interests in the Company; (iii) a downgrade in any material subsidiary’s financial strength rating to any level below A- by A.M. Best Company; or (iv) one or more changes in law (including regulatory requirements) that in the aggregate result in (a) a reduction in the investable assets of the Company invested with Two Sigma specifically, or alternative investment managers employing similar strategies generally, such that 75% or less of the Company’s investable assets will be invested with Two Sigma or such alternative investment managers or (b) Two Sigma specifically, or

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
alternative investment managers employing similar strategies generally, being required to adopt a materially different investment strategy with respect to the investable assets of the Company. Should the Company elect to repurchase all or a portion of the common shares held by such exercising shareholder(s), such repurchase is subject to (i) applicable law and (ii) reasonable determination by the Board of Directors that A.M. Best Company will not downgrade or take any ratings action with respect to Hamilton Re’s financial strength rating as a result. Effective upon listing on the NYSE, a new shareholders' agreement was executed between the Company and certain significant shareholders, and the liquidity rights described above no longer apply.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands of U.S. Dollars, except share information)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$43,583	$(136,117)	$131,862	$(38,979)

Denominator:
Weighted average common shares outstanding - basic	103,704	103,074	103,711	103,053
Effect of dilutive securities	1,720	—	1,260	—
Weighted average common shares outstanding - diluted	105,424	103,074	104,971	103,053

Income (loss) per common share - basic:	$0.42	$(1.32)	$1.27	$(0.38)
Income (loss) per common share - diluted:	$0.41	$(1.32)	$1.26	$(0.38)

In the three and nine months ended September 30, 2023, there were no common shares available for issuance under share-based compensation plans that were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

In each of the three and nine months ended September 30, 2022, 3.0 million common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.
13. Subsequent Events

Initial Public Offering

On November 14, 2023, the Company consummated an initial public offering ("IPO") of its Class B common shares, which are listed on the NYSE. The Company’s net proceeds from the IPO were approximately $80.7 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO. Effective upon the consummation of the IPO, the Second Amended and Restated Shareholders Agreement terminated and the liquidity rights described in Note 11, Share Capital, which were included in the Shareholders Agreement, are no longer applicable.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Value Appreciation Pool

The IPO qualifies as a Trigger Event as defined in the VAP Plan. As a result, the Underpin (as discussed in Note 6, Value Appreciation Pool) became effective with a valuation of $5.16 per VAP unit. As of December 5, 2023, there were 9.5 million VAP units issued and outstanding.

Warrants

Subsequent to September 30, 2023, a total of 342,500 warrants were exercised, resulting in a net issuance of 271,097 Class B shares. At December 5, 2023, 810,000 warrants remain outstanding and fully vested.

Share Capital

On October 18, 2023, the Company redesignated 23,473,612 authorized Class A shares in excess of the outstanding Class A shares as unclassified.

On November 14, 2023, as part of the IPO, 6,250,000 new class B shares were issued and sold by the Company and 8,750,000 existing shares were sold by the Company's shareholders. Of the 8,750,000 existing shares, 5,711,014 were Class A shares or Class C shares that were redesignated as Class B shares upon transfer. On November 22, 2023, as part of the IPO, an additional 1,500,000 existing shares were sold by the Company's shareholders. Of the 1,500,000 existing shares, 1,145,654 were Class A shares or Class C shares that were redesignated as Class B shares upon transfer.

The following is a summary of the activity related to common shares authorized for the period October 1, 2023 to December 5, 2023:

	2023
	Class A	Class B	Class C	Unclassified	Total
Common shares - beginning of period	53,993,690	65,480,684	30,525,626	—	150,000,000
Share class conversions	(25,348,883)	6,856,668	(4,981,397)	23,473,612	—
Common shares - end of period	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000

The following is a summary of the activity related to common shares issued and outstanding for the period October 1, 2023 to December 5, 2023:

	2023
	Class A	Class B	Class C	Total
Common shares - beginning of period	30,520,078	42,658,302	30,525,626	103,704,006
IPO shares issued	—	6,250,000	—	6,250,000
Share class conversions	(1,875,271)	6,856,668	(4,981,397)	—
Exercise of warrants	—	271,097	—	271,097
Common shares - end of period	28,644,807	56,036,067	25,544,229	110,225,103

Related Party Transactions

Antonio Ursano, Jr. has served as a director of the Company since October 15, 2023. Mr. Ursano previously served as the Group Chief Financial Officer of the Company from September 2019 to July 2021. He is also the Managing Partner and Co-Founder of Insurance Advisory Partners LLC. The Company retained Insurance Advisory Partners LLC (“IAP”) to act as financial advisor to us with respect to evaluating various strategic and financial alternatives including any capital raise by us, including the IPO. The Company agreed to pay IAP (i) a quarterly retainer of $30,000 and (ii) a transaction fee of $1.0 million in connection with the IPO. We have also agreed to reimburse IAP on a quarterly basis for all reasonable and documented out-of-pocket expenses incurred in connection with specified matters, and have provided for indemnification of IAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes thereto included in the Group's most recently filed IPO Prospectus dated November 9, 2023 filed with Securities and Exchange Commission on November 13, 2023 (the "Prospectus"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report and "Risk Factors" included in the Prospectus. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Index To Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global specialty insurance and reinsurance company founded in Bermuda in 2013, enhanced by data and technology, focused on producing sustainable underwriting profitability and delivering significant shareholder value. We intend to continue growing our diverse book of business by responding to changing market conditions, prudently managing our capital, and driving sustainable shareholder returns.

We harness multiple drivers to create shareholder value, including diverse underwriting operations supported by proprietary technology and a team of over 500 full-time employees, a strong balance sheet, and a unique investment management relationship with Two Sigma. We operate globally, with underwriting operations in Lloyd’s, Ireland, Bermuda, and the United States.

We operate three principal underwriting platforms (Hamilton Global Specialty, Hamilton Select and Hamilton Re) that are categorized into two reporting business segments (International and Bermuda):

•International: International consists of business written out of our Lloyd’s syndicate and subsidiaries based in the United Kingdom, Ireland, and the United States, and includes the Hamilton Global Specialty and Hamilton Select platforms.

•Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance for medium to large-sized accounts and specialty reinsurance products written by Lloyd’s Syndicate 4000 and HIDAC. Syndicate 4000, a leading Lloyd’s syndicate, generates a significant portion of premium from the U.S. E&S market and has ranked among the most profitable and least volatile syndicates at
Lloyd’s over the last 10 years.

•Hamilton Select, our recently launched U.S. domestic E&S carrier, writes casualty insurance for small to mid-sized clients in the hard-to-place niche of the U.S. E&S market. We believe it presents meaningful and profitable growth opportunities in the near to long term, further expanding our footprint in the U.S. E&S market.

•Bermuda: Bermuda consists of the Hamilton Re platform, made up of Hamilton Re and Hamilton Re US. Hamilton
Re writes property, casualty and specialty reinsurance business on a global basis and also offers high excess Bermuda market specialty insurance products, predominantly for large U.S. commercial risks. Hamilton Re US writes casualty and specialty reinsurance business on a global basis.

Our International Segment includes both the Hamilton Global Specialty and Hamilton Select platforms. Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance products for medium to large-sized accounts and specialty reinsurance for a variety of global insurance companies. Its business is distributed via Lloyd’s Syndicate 4000 and HIDAC in Ireland.

Hamilton Select, our recently launched U.S. domestic E&S carrier, writes casualty insurance for small to midsized commercial clients in the hard-to-place niche of the U.S. E&S market. Hamilton Select does not write any property business.

Our Bermuda Segment encompasses the Hamilton Re platform on which we write property, casualty and specialty reinsurance business on a global basis as well as high excess insurance products, predominantly to large U.S.-based commercial clients. Hamilton Re US writes casualty and specialty reinsurance business predominantly for U.S.-domiciled insurers.

We seek to prudently manage our capital with the objective of effectively navigating different market conditions and generating strong underwriting margins throughout all market cycles. Our scaled and diversified platforms and product offerings, and our broad industry relationships provide significant opportunity to underwrite our chosen classes of property, casualty and specialty insurance and reinsurance as market opportunities arise. Leveraging our disciplined underwriting approach, balance sheet strength and flexibility, and real-time technology prowess, we can respond dynamically to capture opportunities as markets evolve.

One of our key strategic priorities is sustainable underwriting profitability on the business we write. Our data-driven and disciplined underwriting processes position us to intelligently price and structure our products and our business portfolio. We maintain trusted and long-standing relationships with our clients and brokers, who we believe will continue to provide us with increased access to attractive business.

We see growth opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across all our underwriting platforms. In recent years the E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. Non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

Reinsurance business offers a particularly attractive opportunity given the favorable rating environment and reduction of capacity at this time in the cycle and is expected to accelerate growth opportunities for us in the near term. A number of factors, including economic and social inflation, combined with rising interest rates and increases in the frequency and severity of natural catastrophe events in recent years, have created a supply/demand imbalance and are driving the most favorable market conditions seen in decades. We are a recognized market with deep client and broker relationships and have low counter-party credit concentration with many of our insurance partners, providing ample headroom for us to grow. We are well positioned to deploy capital quickly, efficiently and profitably through writing more reinsurance business, as well as retaining more of our own business.

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund, and our investment grade fixed income portfolio which is currently benefiting from strong interest rates. We plan to continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

We have a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma is a premier investment manager with a strong track record, driven by a differentiated application of technology and data science. The Two Sigma Hamilton Fund ("TSHF") is a dedicated fund-of-one managed by Two Sigma with exposures to certain Two Sigma macro and equity strategies and is designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management investment optimization and execution techniques. The Two Sigma Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, FX markets, exchange-listed and over the counter options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund-of-one.

Two Sigma has broad discretion to allocate invested assets to different opportunities. Its current investments include Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"). The Two Sigma Hamilton Fund’s trading and investment activities are not limited to these strategies and techniques and the Two Sigma Hamilton Fund is permitted to pursue any investment strategy and/or technique that Two Sigma determines in its sole discretion to be appropriate for the Two Sigma Hamilton Fund from time to time.

Effects of Inflation

Historically, inflation has not had a material effect on the Company’s consolidated results of operations. However, global economic inflation has recently increased and there is a risk that it will remain elevated for an extended period. Inflation is subject to many macroeconomic factors beyond our control, including global banking policy, political risks, supply chain issues, and the continuing impact of the COVID-19 pandemic. An inflationary economy may result in higher claims and claims expenses, negatively impact the performance of our fixed income security investment portfolio, or increase our operating expenses, among other unfavorable effects. The ultimate effects of an inflationary or deflationary period are subject to high uncertainty and cannot be accurately estimated until the actual costs are known.

In the wake of a catastrophe loss there is a risk of specific inflationary pressures in the local economy, which is considered in our catastrophe loss models. Similarly, the Company incorporates the anticipated effects of inflation in our ultimate estimate of the reserves for unpaid losses and loss adjustment expenses on certain long-tail lines of business. As with general economic inflation, the actual effects of inflation on reserves for losses and loss adjustment expenses and results of operations cannot be accurately known until all of the underlying claims are ultimately settled.

Summary of Critical Accounting Estimates

Our critical accounting estimates include "Reserve for Losses and Loss Adjustment Expenses”, “Premiums Written and Earned”, “Ceded Reinsurance and Unpaid Losses and Loss Adjustment Expenses Recoverable”, “Fair Value of Investments”, and “Goodwill and Intangible Assets” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Group’s Prospectus. There have been no material changes to our critical accounting estimates as disclosed in the Prospectus for the year ended December 31, 2022.

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations for the three months ended September 30, 2023 and 2022 and book value per share and balance sheet data as at September 30, 2023 and 2022.

	For the Three Months Ended
($ in thousands, except per share amounts)	September 30, 2023	September 30, 2022
Gross premiums written	$474,123	$400,811
Net premiums written	$383,566	$300,811
Net premiums earned	$337,036	$294,943
Third party fee income(1)	2,301	3,244

Claims and Expenses
Losses and loss adjustment expenses	191,577	257,963
Acquisition costs	78,537	65,735
Other underwriting expenses(2)	44,357	40,564
Underwriting income (loss)(3)	24,866	(66,075)

Net realized and unrealized gains (losses) on investments	47,343	(67,380)
Net investment income (loss)(4)	8,069	(5,255)
Total realized and unrealized gains (losses) on investments and net investment income (loss)	55,412	(72,635)

Other income (loss), excluding third party fee income(1)	85	(517)
Net foreign exchange gains (losses)	1,432	1,906
Corporate expenses(2)	18,678	5,780
Amortization of intangible assets	2,794	3,178
Interest expense	5,288	4,102
Income tax expense	2,387	1,054
Net income (loss)	52,648	(151,435)
Net income (loss) attributable to non-controlling interest(5)	9,065	(15,318)
Net income (loss) attributable to common shareholders	$43,583	$(136,117)
Diluted income (loss) per share attributable to common shareholders	$0.41	$(1.32)

Key Ratios
Attritional loss ratio - current year	54.8%	49.6%
Attritional loss ratio - prior year development	(0.1)%	10.2%
Catastrophe loss ratio - current year	3.9%	28.3%
Catastrophe loss ratio - prior year development	(1.8)%	(0.6)%
Loss and loss adjustment expense ratio	56.8%	87.5%
Acquisition cost ratio	23.3%	22.3%
Other underwriting expense ratio	12.5%	12.7%
Combined ratio	92.6%	122.5%

Return on average common shareholders' equity	2.5%	(7.6)%

	As at
Book Value	September 30, 2023	September 30, 2022
Tangible book value per common share	$16.49	$15.62
Change in tangible book value per common share(6)	2.8%	(7.6)%
Book value per common share	$17.35	$16.71
Change in book value per common share(7)	2.7%	(7.1)%

Balance Sheet Data
Total assets	$6,504,604	$5,907,550
Total shareholders' equity	$1,799,725	$1,722,235

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $0.1 million and $(0.5) million for the three months ended September 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $18.7 million, and $5.8 million for the three months ended September 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(3) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(4) Net investment income (loss) is presented net of investment management fees.
(5) Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Corporate and Other' for further details.
(6) Change in tangible book value per share represents the change for the three months ended September 30, 2023 and 2022, respectively.
(7) Change in book value per share represents the change for the three months ended September 30, 2023 and 2022, respectively.

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended September 30, 2023 and 2022:

Gross premiums written Gross premiums written were $474.1 million and $400.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase in gross premiums written was primarily driven by growth in each of the property, casualty and specialty classes of business, including increased participation on existing business and increased rates as a result of the hardening market across multiple classes of business.

Underwriting results The combined ratio was 92.6% and 122.5% for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by a lower percentage contribution from catastrophe losses and lower prior year development.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2023
Attritional losses	$184,774	54.8%	$(413)	(0.1)%	$184,361	54.7%
Catastrophe losses	13,226	3.9%	(6,010)	(1.8)%	7,216	2.1%
Total	$198,000	58.7%	$(6,423)	(1.9)%	$191,577	56.8%

September 30, 2022
Attritional losses	$146,416	49.6%	$29,993	10.2%	$176,409	59.8%
Catastrophe losses	83,470	28.3%	(1,916)	(0.6)%	81,554	27.7%
Total	$229,886	77.9%	$28,077	9.6%	$257,963	87.5%

Attritional loss ratio - current year for the three months ended September 30, 2023 was 54.8% compared to 49.6% for the three months ended September 30, 2022, an increase of 5.2 percentage points. The increase is largely attributable to three specific large loss events in our specialty classes impacting both our International and Bermuda segments.

Attritional loss ratio - prior year for the three months ended September 30, 2023 was a favorable 0.1% compared to an unfavorable 10.2% for the three months ended September 30, 2022, a decrease of 10.3 percentage points. The attritional loss ratio - prior year for the three months ended September 30, 2023 in both the International and Bermuda segments was primarily driven by favorable prior year development in specialty classes. This was partially offset by unfavorable development in casualty classes in each of the International and Bermuda segments and property classes in the Bermuda segment. The attritional loss ratio - prior year for the three months ended September 30, 2022 was primarily driven by unfavorable prior year development in casualty and property classes in both the International and Bermuda segments, partially offset by favorable development in specialty classes for both segments.

Catastrophe losses - current year and prior year development were $7.2 million and $81.6 million for the three months ended September 30, 2023 and 2022, respectively. Catastrophe losses for the three months ended September 30, 2023 were driven by the Hawaii wildfires ($8.4 million), Hurricane Idalia ($6.6 million), the Vermont floods ($5.0 million) and certain smaller wind events ($0.2 million), partially offset by favorable development in respect of the June 2023 severe convective storms ($6.9 million) and favorable prior year development of $6.0 million. Catastrophe losses (current and prior year development) for the three months ended September 30, 2022, were driven by Hurricane Ian ($76.7 million), Typhoon Nanmadol ($5.7 million), Kwazulu-Natal floods ($0.6 million), and the Australian East Coast floods ($0.5 million), partially offset by favorable prior year development of $1.9 million.

Total Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$60,404	$(36,602)
Total realized and unrealized gains (losses) on investments and net investment income (loss) - other	(4,992)	(36,033)
	$55,412	$(72,635)

Net income (loss) attributable to non-controlling interest - TSHF	$9,065	$(15,318)
(1) Prior to non-controlling interest performance incentive allocation

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $60.4 million and a loss of $36.6 million for the three months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, net of non-controlling interest, returned income of $51.3 million and a loss of $21.3 million for the three months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees as well as performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in “Net income attributable to non-controlling interests” in our GAAP financial statements.

TS Hamilton Fund produced returns of 3.1% and (1.2)% for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, TSHF generated positive returns in single name equities trading and macroeconomic trading. Gains were led by U.S. single name equities, followed by macroeconomic trading and then non-U.S. equities. Macroeconomic gains primarily related to fixed income securities and commodities, while losses were driven by equities, credit and currencies. In non-U.S. equities, trading was profitable in East Asia and Pan-America, but not in Europe or China.

For the three months ended September 30, 2022, TSHF generated positive returns in single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities and non-U.S. equities both generated positive returns. In non-U.S. equities, trading was profitable in East Asia, Europe and China, but not in Pan-America. In macroeconomic trading, gains were driven by currencies, while losses related to fixed income, commodities, equities and credit.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned a loss of $5.0 million and $36.0 million for the three months ended September 30, 2023 and 2022, respectively, primarily driven by the negative mark-to-market impact of rising interest rates and other macroeconomic factors offsetting investment yield.

Segment Information

We have determined our reportable business segments based on the information used by management in assessing performance and allocating resources to underwriting operations. We have identified two reportable business segments - International and Bermuda. Each of our identified reportable segments has a Chief Executive Officer who is responsible for the overall profitability of their segment and who regularly reports and is directly accountable to the chief operating decision maker: the Chief Executive Officer of the consolidated group.

We evaluate reportable segment performance based on their respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses (net of third party fee income). General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As we do not manage our assets by reportable segment, investment income and assets are not allocated to reportable segments.

Our core business is underwriting and our underwriting results are reflected in our reportable segments: (1) International, which is comprised of property, specialty and casualty insurance and reinsurance classes of business originating from the Company’s London, Dublin, and Hamilton Select operations; and (2) Bermuda, which is comprised of property, specialty and casualty insurance and reinsurance classes of business originating from Hamilton Re, Bermuda and Hamilton Re US and subsidiaries. We consider many factors, including the nature of each segment’s products, client types, production sources, distribution methods and the regulatory environment, in determining the aggregated operating segments.

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense.

International Segment

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Gross premiums written	$307,140	$269,228
Net premiums written	$234,621	$184,319
Net premiums earned	$178,632	$156,307
Third party fee income	2,115	3,138

Claims and Expenses
Losses and loss adjustment expenses	97,820	92,061
Acquisition costs	47,236	41,936
Other underwriting expenses	31,634	26,811
Underwriting income (loss)	$4,057	$(1,363)

Attritional losses - current year	$97,554	$73,043
Attritional losses - prior year development	(9,495)	(139)
Catastrophe losses - current year	9,169	18,543
Catastrophe losses - prior year development	592	614
Losses and loss adjustment expenses	$97,820	$92,061

Attritional loss ratio - current year	54.6%	46.7%
Attritional loss ratio - prior year development	(5.3)%	(0.1)%
Catastrophe loss ratio - current year	5.1%	11.9%
Catastrophe loss ratio - prior year development	0.4%	0.4%
Losses and loss adjustment expense ratio	54.8%	58.9%
Acquisition cost ratio	26.4%	26.8%
Other underwriting expense ratio	16.5%	15.2%
Combined ratio	97.7%	100.9%

Gross Premiums Written

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$40,609	$32,625
Casualty	146,005	150,833
Specialty	120,526	85,770
Total	$307,140	$269,228

Gross premiums written increased by $37.9 million, or 14.1%, from $269.2 million for the three months ended September 30, 2022 to $307.1 million for the three months ended September 30, 2023, primarily driven by growth in specialty insurance and reinsurance classes and hardening rates on property insurance classes, partially offset by a modest decrease in casualty insurance.

Net Premiums Earned

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$28,028	$20,603
Casualty	62,254	63,116
Specialty	88,350	72,588
Total	$178,632	$156,307

Net premiums earned increased by $22.3 million, or 14.3%, from $156.3 million for the three months ended September 30, 2022 to $178.6 million for the three months ended September 30, 2023, reflecting growth in our specialty insurance business, primarily as the result of growth in fine art and specie, marine and personal accident lines, as well as increases in political risks and political violence, and growth in our property insurance business, including property D&F.

Third Party Fee Income

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Third party fee income	$2,115	$3,138

Fee income decreased by $1.0 million, or 32.6%, from $3.1 million for the three months ended September 30, 2023 to $2.1 million for the three months ended September 30, 2023. The decrease was due to the discontinuation of certain syndicate management and consortium arrangements.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2023
Attritional losses	$97,554	54.6%	$(9,495)	(5.3)%	$88,059	49.3%
Catastrophe losses	9,169	5.1%	592	0.4%	9,761	5.5%
Total	$106,723	59.7%	$(8,903)	(4.9)%	$97,820	54.8%

September 30, 2022
Attritional losses	$73,043	46.7%	$(139)	(0.1)%	$72,904	46.6%
Catastrophe losses	18,543	11.9%	614	0.4%	19,157	12.3%
Total	$91,586	58.6%	$475	0.3%	$92,061	58.9%

The loss ratio for the three months ended September 30, 2023 was 54.8%, compared to 58.9% for the three months ended September 30, 2022, a decrease of 4.1 percentage points. The decrease was driven by a lower current year catastrophe loss contribution and greater favorable prior year development of attritional losses.

Attritional loss ratio - current year for the three months ended September 30, 2023 was 54.6% compared to 46.7% for the three months ended September 30, 2022, an increase of 7.9 percentage points. The increase in the current year attritional loss ratio primarily arose from three specific large specialty insurance losses in the current period compared to none in the three months ended September 30, 2022.

Attritional loss ratio - prior year for the three months ended September 30, 2023 was a favorable 5.3% compared to a favorable 0.1% for the three months ended September 30, 2022, a decrease of 5.2 percentage points. The favorable prior year development for the current quarter is primarily driven by reserve releases on our specialty and property classes of business. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 7, Reinsurance recorded a gain of $1.9 million.

Catastrophe losses - current year and prior year of $9.8 million for the three months ended September 30, 2023 were primarily driven by the Vermont floods ($4.5 million), Hurricane Idalia ($3.0 million), the Hawaii wildfires ($2.7 million) and unfavorable prior year development of $0.6 million, partially offset by favorable development on the June 2023 severe convective storms ($1.0 million). Catastrophe losses - current year and prior year of $19.2 million for the three months ended September 30, 2022 were primarily driven by Hurricane Ian ($17.7 million), various floods ($0.9 million), and unfavorable prior year development of $0.6 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	'23 vs '22 point r
Property	$9,936	$12,409	35.5%	60.2%	(24.7)
Casualty	11,169	9,209	17.9%	14.6%	3.3
Specialty	26,131	20,318	29.6%	28.0%	1.6
Total	$47,236	$41,936	26.4%	26.8%	(0.4)

For the three months ended September 30, 2023, the acquisition cost ratio was 26.4%, compared to 26.8% for three months ended September 30, 2022, a decrease of 0.4 percentage points. The modest decrease was primarily driven by a decrease in property insurance classes as a result of lower profit commissions for the three months ended September 30, 2023, partially offset by increases in casualty and specialty classes resulting from a change in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Other underwriting expenses	$31,634	$26,811
Other underwriting expense ratio	16.5%	15.2%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $31.6 million for the three months ended September 30, 2023, an increase of $4.8 million, or 18.0%, compared to $26.8 million for the three months ended September 30, 2022. The increase was primarily driven by increased headcount as we built out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratio for the three months ended September 30, 2023 and 2022 increased over the same period from 15.2% to 16.5%.

Bermuda Segment

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Gross premiums written	$166,983	$131,583
Net premiums written	$148,945	$116,492
Net premiums earned	$158,404	$138,636
Third party fee income	186	106

Claims and Expenses
Losses and loss adjustment expenses	93,757	165,902
Acquisition costs	31,301	23,799
Other underwriting expenses	12,723	13,753
Underwriting income (loss)	$20,809	$(64,712)

Attritional losses - current year	$87,220	$73,373
Attritional losses - prior year development	9,082	30,132
Catastrophe losses - current year	4,057	64,927
Catastrophe losses - prior year development	(6,602)	(2,530)
Losses and loss adjustment expenses	$93,757	$165,902

Attritional loss ratio - current year	55.1%	53.0%
Attritional loss ratio - prior year development	5.7%	21.7%
Catastrophe loss ratio - current year	2.6%	46.8%
Catastrophe loss ratio - prior year development	(4.2)%	(1.8)%
Losses and loss adjustment expense ratio	59.2%	119.7%
Acquisition cost ratio	19.8%	17.2%
Other underwriting expense ratio	7.9%	9.8%
Combined ratio	86.9%	146.7%

Gross Premiums Written

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$52,394	$47,702
Casualty	96,219	69,423
Specialty	18,370	14,458
Total	$166,983	$131,583

For the three months ended September 30, 2023, gross premiums written increased by $35.4 million, or 26.9%, from $131.6 million for the three months ended September 30, 2022 to $167.0 million for the three months ended September 30, 2023. The increase was primarily driven by both volume growth and rate increases across casualty and specialty reinsurance and property insurance classes of business.

Net Premiums Earned

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$58,508	$64,644
Casualty	74,094	49,800
Specialty	25,802	24,192
Total	$158,404	$138,636

For the three months ended September 30, 2023, the Bermuda segment's net premiums earned increased by $19.8 million, or 14.3%, from $138.6 million for the three months ended September 30, 2022 to $158.4 million for the three months ended September 30, 2023, reflecting changes in casualty reinsurance and specialty reinsurance gross premiums written as described above, partially offset by a reduction in certain property reinsurance contracts as a result of strategic business decisions. The most significant drivers of the increase were general liability and professional lines classes.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2023
Attritional losses	$87,220	55.1%	$9,082	5.7%	$96,302	60.8%
Catastrophe losses	4,057	2.6%	(6,602)	(4.2)%	(2,545)	(1.6)%
Total	$91,277	57.7%	$2,480	1.5%	$93,757	59.2%

September 30, 2022
Attritional losses	$73,373	53.0%	$30,132	21.7%	$103,505	74.7%
Catastrophe losses	64,927	46.8%	(2,530)	(1.8)%	62,397	45.0%
Total	$138,300	99.8%	$27,602	19.9%	$165,902	119.7%

The loss ratio for the three months ended September 30, 2023 was 59.2%, compared to 119.7% for the three months ended September 30, 2022, a decrease of 60.5 percentage points. The decrease was primarily driven by a lower contribution from current year catastrophe losses and lower unfavorable attritional prior year development.

Attritional loss ratio - current year for the three months ended September 30, 2023 was 55.1% compared to 53.0% for the three months ended September 30, 2022, an increase of 2.1 percentage points. The increase in the current year attritional loss ratio was primarily driven by three specific large attritional losses in specialty reinsurance for the three months ended September 30, 2023.

Attritional loss ratio - prior year for the three months ended September 30, 2023 was an unfavorable 5.7% compared to an unfavorable 21.7% for the three months ended September 30, 2022, a decrease of 16.0 percentage points. The unfavorable attritional loss ratio - prior year is due to unfavorable development primarily on discontinued business in property and casualty classes, partially offset by reductions in loss estimates in our specialty classes of business.

Catastrophe losses - current year and prior year of $2.5 million favorable development in the three months ended September 30, 2023 were primarily driven by favorable development on the June 2023 severe convective storms ($5.9 million) and favorable prior year development of $6.6 million, partially offset by the Hawaii wildfires ($5.7 million), Hurricane Idalia ($3.6 million), and various smaller wind and flood events ($0.7 million). Catastrophe losses - current year and prior year of $62.4 million for the three months ended September 30, 2022 were primarily driven by Hurricane Ian ($59.0 million), Typhoon Nanmadol ($5.7 million), and various smaller flood events ($0.2 million), partially offset by favorable prior year development of $2.5 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	'23 vs '22 point r
Property	$7,280	$8,357	12.4%	12.9%	(0.5)
Casualty	17,788	10,379	24.0%	20.8%	3.2
Specialty	6,233	5,063	24.2%	20.9%	3.3
Total	$31,301	$23,799	19.8%	17.2%	2.6

The acquisition cost ratio for the three months ended September 30, 2023 increased to 19.8%, compared to 17.2% for the three months ended September 30, 2022, reflecting the change in the mix of business and the impact of profit commissions.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Other underwriting expenses	$12,723	$13,753
Other underwriting expense ratio	7.9%	9.8%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

For the three months ended September 30, 2023, other underwriting expenses decreased by $1.0 million or 7.5%, from $13.8 million for the three months ended September 30, 2022 to $12.7 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease in salary and compensation costs.

The other underwriting expense ratios for the three months ended September 30, 2023 and September 30, 2022 decreased over the same period at 7.9% and 9.8%, respectively, as a result of the growth in premium base and our continued focus on expense management.

Corporate and Other

Total Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$60,404	$(36,602)
Total realized and unrealized gains (losses) on investments and net investment income (loss) - other	(4,992)	(36,033)
	$55,412	$(72,635)

Net income (loss) attributable to non-controlling interest - TSHF	$9,065	$(15,318)
(1) Prior to non-controlling interest performance incentive allocation

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $60.4 million and a loss of $36.6 million for the three months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, net of non-controlling interest, returned income of $51.3 million and a loss of $21.3 million for the three months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees as well as performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in “Net income attributable to non-controlling interests” in our GAAP financial statements.

TS Hamilton Fund produced returns of 3.1% and (1.2)% for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, TSHF generated positive returns in single name equities trading and macroeconomic trading. Gains were led by U.S. single name equities, followed by macroeconomic trading and then non-U.S. equities. Macroeconomic gains primarily related to fixed income securities and commodities, while losses were driven by equities, credit and currencies. In non-U.S. equities, trading was profitable in East Asia and Pan-America, but not in Europe or China.

For the three months ended September 30, 2022, TSHF generated positive returns in single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities and non-U.S. equities both generated positive returns. In non-U.S. equities, trading was profitable in East Asia, Europe and China, but not in Pan-America. In macroeconomic trading, gains were driven by currencies, while losses related to fixed income, commodities, equities and credit.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned losses of $5.0 million and $36.0 million for the three months ended September 30, 2023 and 2022, respectively. The returns are primarily driven by the negative mark-to-market impact of rising interest rates and other macroeconomic factors offsetting investment yield.

Other Income (Loss)

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Other income (loss), excluding third party fee income	$85	$(517)

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Net foreign exchange gains (losses)	$1,432	$1,906

Foreign exchange gains of $1.4 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, primarily arose from the strengthening of the U.S. Dollar against the British Pound, Euro and Yen.

Corporate Expenses

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Corporate expenses	$18,678	$5,780

Corporate expenses for the three months ended September 30, 2023 were $18.7 million, compared to $5.8 million for the three months ended September 30, 2022, an increase of $12.9 million. The increase was primarily driven by $11.2 million of Value Appreciation Pool ("VAP") accruals recorded for the three months ended September 30, 2023.

Amortization of Intangible Assets

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Amortization of intangible assets	$2,794	$3,178

Amortization of intangible assets of $2.8 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense decreased as there have been no subsequent additions to acquired assets and the shorter-lived assets become fully amortized.

Interest Expense

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Interest expense	$5,288	$4,102

Interest expense of $5.3 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The increase in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate (“SOFR”), which underlies the floating rate associated with the term loan.

Income Tax Expense

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Income tax expense	$2,387	$1,054

Tax expense of $2.4 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, primarily relates to withholding taxes on investment income from Two Sigma Hamilton Fund.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations for the nine months ended September 30, 2023 and 2022 and book value per share and balance sheet data as at September 30, 2023 and 2022.

	For the Nine Months Ended
($ in thousands, except per share amounts)	September 30, 2023	September 30, 2022
Gross premiums written	$1,517,247	$1,305,421
Net premiums written	$1,116,772	$938,488
Net premiums earned	$952,398	$831,467
Third party fee income(1)	7,753	9,377

Claims and Expenses
Losses and loss adjustment expenses	519,554	597,014
Acquisition costs	220,532	194,795
Other underwriting expenses(2)	126,242	119,356
Underwriting income (loss)(3)	93,823	(70,321)

Net realized and unrealized gains (losses) on investments	101,881	146,640
Net investment income (loss)(4)	17,719	(22,185)
Total realized and unrealized gains (losses) on investments and net investment income (loss)	119,600	124,455

Other income (loss), excluding third party fee income(1)	85	(260)
Net foreign exchange gains (losses)	(3,953)	15,382
Corporate expenses(2)	31,833	15,934
Amortization of intangible assets	7,869	9,874
Interest expense	16,007	11,255
Income tax expense	6,908	3,103
Net income (loss)	146,938	29,090
Net income (loss) attributable to non-controlling interest(5)	15,076	68,069
Net income (loss) attributable to common shareholders	$131,862	$(38,979)
Diluted income (loss) per share attributable to common shareholders	$1.26	$(0.38)

Key Ratios
Attritional loss ratio - current year	51.8%	49.5%
Attritional loss ratio - prior year development	(0.4)%	1.4%
Catastrophe loss ratio - current year	3.7%	22.7%
Catastrophe loss ratio - prior year development	(0.5)%	(1.8)%
Loss and loss adjustment expense ratio	54.6%	71.8%
Acquisition cost ratio	23.2%	23.4%
Other underwriting expense ratio	12.4%	13.3%
Combined ratio	90.2%	108.5%

Return on average common shareholders' equity	7.6%	(2.2)%

	As at
Book Value	September 30, 2023	September 30, 2022
Tangible book value per common share	$16.49	$15.62
Change in tangible book value per common share(6)	7.8%	(2.1)%
Book value per common share	$17.35	$16.71
Change in book value per common share(7)	7.5%	(2.2)%

Balance Sheet Data
Total assets	$6,504,604	$5,907,550
Total shareholders' equity	$1,799,725	$1,722,235

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $0.1 million and $(0.3) million for the nine months ended September 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $31.8 million and $15.9 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(3) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(4) Net investment income (loss) is presented net of investment management fees.
(5) Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Interim Results of Operations—Corporate and Other'” for further details.
(6) Change in tangible book value per share represents the change for the nine months ended September 30, 2023 and 2022, respectively.
(7) Change in book value per share represents the change for the nine months ended September 30, 2023 and 2022, respectively.

Operating Highlights

The following significant items impacted the consolidated results of operations for the nine months ended September 30, 2023 and 2022:

Gross premiums written Gross premiums written were $1.5 billion and $1.3 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in gross premiums written was primarily driven by growth in both our casualty reinsurance and specialty insurance classes, including increased participation on existing business, and increased rates as a result of the hardening market across multiple classes of business.

Underwriting results The combined ratio was 90.2% and 108.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease was largely driven by a lower percentage contribution from current year catastrophe losses.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2023
Attritional losses	$493,224	51.8%	$(4,049)	(0.4)%	$489,175	51.4%
Catastrophe losses	35,233	3.7%	(4,854)	(0.5)%	30,379	3.2%
Total	$528,457	55.5%	$(8,903)	(0.9)%	$519,554	54.6%

September 30, 2022
Attritional losses	$412,150	49.5%	$11,482	1.4%	$423,632	50.9%
Catastrophe losses	188,386	22.7%	(15,004)	(1.8)%	173,382	20.9%
Total	$600,536	72.2%	$(3,522)	(0.4)%	$597,014	71.8%

Attritional loss ratio - current year for the nine months ended September 30, 2023 was 51.8% compared to 49.5% for the nine months ended September 30, 2022, an increase of 2.3 percentage points. The increase is largely attributable to three specific large loss events in our specialty classes impacting both our International and Bermuda segments and changes in business mix.

Attritional loss ratio - prior year for the nine months ended September 30, 2023 was a favorable 0.4% compared to unfavorable 1.4% for the nine months ended September 30, 2022, a decrease of 1.8 percentage points. The attritional loss ratio - prior year for the nine months ended September 30, 2023 was primarily driven by favorable prior year development in specialty classes in the International and Bermuda segments, partially offset by unfavorable development in our Bermuda property and casualty classes. In addition, casualty business protected by the LPT recorded favorable gross development, which, in addition to amortization of the associated deferred gain, resulted in a net positive earnings impact of $4.0 million. The attritional loss ratio - prior year for the nine months ended September 30, 2022 was primarily driven by unfavorable prior year development in Bermuda casualty and property classes, partially offset by favorable development in all International classes. In addition, casualty business protected by the LPT recorded favorable gross development which was partially offset by amortization of the associated deferred gain, resulting in a net positive earnings impact of $6.0 million.

Catastrophe losses - current year and prior year development were $30.4 million and $173.4 million for the nine months ended September 30, 2023 and 2022, respectively. Catastrophe losses for the nine months ended September 30, 2023 were driven by the Hawaii wildfires ($8.4 million), severe convective storms in June 2023 ($7.7 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($7.6 million), Hurricane Idalia ($6.6 million), Vermont floods ($5.0 million), partially offset by favorable prior year development of $4.9 million. Catastrophe losses (current and prior year development) for the nine months ended September 30, 2022, were driven by Ukraine conflict ($79.6 million), Hurricane Ian ($76.8 million), Australian East Coast floods ($15.9 million), Kwazulu-Natal floods ($10.4 million), Typhoon Nanmadol ($5.7 million), partially offset by favorable prior year development of $15.0 million.

Total Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$100,448	$225,896
Total realized and unrealized gains (losses) on investments and net investment income (loss) - other	19,152	(101,441)
	$119,600	$124,455

Net income (loss) attributable to non-controlling interest - TSHF	$15,076	$68,069
(1) Prior to non-controlling interest performance incentive allocation

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $100.4 million and $225.9 million for the nine months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, net of non-controlling interest, returned income of $85.4 million and $157.8 million for the nine months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees as well as performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in “Net income attributable to non-controlling interests” in our GAAP financial statements.

Two Sigma Hamilton Fund produced returns of 5.3% and 9.4% for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, TSHF generated positive returns in single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities and non-U.S. equities both made positive contributions. Within non-U.S. equities, trading was most profitable in East Asia, followed by Europe, China and Pan-America. Within macroeconomic trading, gains were driven by currencies, equities and credit, while losses related to commodities and fixed income.

For the nine months ended September 30, 2022, TSHF generated positive returns from single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities and non-US equities both made positive contributions. Within non-U.S. equities, trading was most profitable in East Asia, followed by Europe, China and Pan-America. Within macroeconomic trading, gains were driven by equities, currencies, commodities and credit, while losses related to fixed income.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $19.2 million and a loss of $101.4 million for the nine months ended September 30, 2023 and 2022, respectively. The returns are primarily driven by higher interest rates and higher yielding assets during 2023 as a result of portfolio reinvestment during the 2022 rising interest rate environment.

International Segment

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Gross premiums written	$832,049	$698,968
Net premiums written	$553,687	$446,577
Net premiums earned	$504,784	$450,202
Third party fee income	7,417	9,022

Claims and Expenses
Losses and loss adjustment expenses	255,787	249,840
Acquisition costs	131,688	122,593
Other underwriting expenses	89,635	82,256
Underwriting income (loss)	$35,091	$4,535

Attritional losses - current year	$265,706	$213,535
Attritional losses - prior year development	(21,734)	(15,900)
Catastrophe losses - current year	10,669	47,246
Catastrophe losses - prior year development	1,146	4,959
Losses and loss adjustment expenses	$255,787	$249,840

Attritional loss ratio - current year	52.6%	47.4%
Attritional loss ratio - prior year development	(4.3)%	(3.5)%
Catastrophe loss ratio - current year	2.2%	10.5%
Catastrophe loss ratio - prior year development	0.2%	1.1%
Losses and loss adjustment expense ratio	50.7%	55.5%
Acquisition cost ratio	26.1%	27.2%
Other underwriting expense ratio	16.3%	16.3%
Combined ratio	93.1%	99.0%

Gross Premiums Written

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$107,706	$93,800
Casualty	358,431	353,903
Specialty	365,912	251,265
Total	$832,049	$698,968

Gross premiums written increased by $133.1 million, or 19.0%, from $699.0 million for the nine months ended September 30, 2022 to $832.0 million for the nine months ended September 30, 2023, primarily driven by growth and rate increases in both specialty insurance and reinsurance classes and hardening rates in property insurance.

Net Premiums Earned

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$76,398	$79,963
Casualty	190,355	179,605
Specialty	238,031	190,634
Total	$504,784	$450,202

For the nine months ended September 30, 2023, net premiums earned increased by $54.6 million, or 12.1%, from $450.2 million for the nine months ended September 30, 2022 to $504.8 million for the nine months ended September 30, 2023. The increase was driven by growth in our specialty insurance business as a result of growth in political violence from our war & terror product, fine art & specie, and marine & energy books, and growth in our casualty insurance business, primarily in professional lines and U.S. casualty excess and surplus lines. This was partially offset by decreases in property and casualty reinsurance as the result of strategic business decisions.

Third Party Fee Income

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Third party fee income	$7,417	$9,022

For the nine months ended September 30, 2023, fee income decreased by $1.6 million, or 17.8%, from $9.0 million for the nine months ended September 30, 2022 to $7.4 million for the nine months ended September 30, 2023. The decrease was due to the discontinuation of certain syndicate management and consortium arrangements.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2023
Attritional losses	$265,706	52.6%	$(21,734)	(4.3)%	$243,972	48.3%
Catastrophe losses	10,669	2.2%	1,146	0.2%	11,815	2.4%
Total	$276,375	54.8%	$(20,588)	(4.1)%	$255,787	50.7%

September 30, 2022
Attritional losses	$213,535	47.4%	$(15,900)	(3.5)%	$197,635	43.9%
Catastrophe losses	47,246	10.5%	4,959	1.1%	52,205	11.6%
Total	$260,781	57.9%	$(10,941)	(2.4)%	$249,840	55.5%

The loss ratio for the nine months ended September 30, 2023 was 50.7%, compared to 55.5% for the nine months ended September 30, 2022, a decrease of 4.8 percentage points. The decrease was primarily driven by a lower level of current year catastrophe losses, partially offset by an increase in the attritional loss ratio.

Attritional loss ratio - current year for the nine months ended September 30, 2023 was 52.6% compared to 47.4% for the nine months ended September 30, 2022, an increase of 5.2 percentage points. The increase in the current year attritional loss ratio primarily arose from three specific large losses in our specialty classes compared to none in the nine months ended September 30, 2022.

Attritional loss ratio - prior year for the nine months ended September 30, 2023 was a favorable 4.3% compared to a favorable 3.5% for the nine months ended September 30, 2022, a decrease of 0.8 percentage points. The current year favorable results are primarily driven by reserve releases on our property and specialty classes of business. In addition, casualty business protected by the LPT recorded a gain of $4.0 million.

Catastrophe losses - current year and prior year of $11.8 million for the nine months ended September 30, 2023 were primarily driven by the Vermont floods ($4.5 million), Hurricane Idalia ($3.0 million), the Hawaii wildfires ($2.7 million) and certain other wind events ($0.5 million), in addition to unfavorable prior year development of $1.1 million. Catastrophe losses - current year and prior year of $52.2 million for the nine months ended September 30, 2022 were primarily driven by Ukraine conflict ($22.5 million), Hurricane Ian ($17.7 million), Kwazulu-Natal floods ($4.5 million), Australian East Coast floods ($2.5 million) and unfavorable prior year development of $5.0 million.

Acquisition Costs

	For the Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	'23 vs '22 point r
Property	$26,405	$30,426	34.6%	38.1%	(3.5)
Casualty	34,066	37,045	17.9%	20.6%	(2.7)
Specialty	71,217	55,122	29.9%	28.9%	1.0
Total	$131,688	$122,593	26.1%	27.2%	(1.1)

The acquisition cost ratio for the nine months ended September 30, 2023 was 26.1%, compared to 27.2% for the nine months ended September 30, 2022, a decrease of 1.1 percentage points. The decrease was primarily driven by higher volumes of business written in casualty insurance lines that benefit from favorable overriding commission offset and other changes in the business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Other underwriting expenses	$89,635	$82,256
Other underwriting expense ratio	16.3%	16.3%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $89.6 million for the nine months ended September 30, 2023, an increase of $7.4 million, or 9.0%, compared to $82.3 million for the nine months ended September 30, 2022. The increase was primarily driven by increases in headcount as we built out underwriting teams supporting the corresponding increase in premium volume, and certain professional fees.

The other underwriting expense ratios for the nine months ended September 30, 2023 and 2022 remained flat over the same period at 16.3% and 16.3% respectively, as a result of the corresponding growth in our premium base.

Bermuda Segment

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Gross premiums written	$685,198	$606,453
Net premiums written	$563,085	$491,911
Net premiums earned	$447,614	$381,265
Third party fee income	336	355

Claims and Expenses
Losses and loss adjustment expenses	263,767	347,174
Acquisition costs	88,844	72,202
Other underwriting expenses	36,607	37,100
Underwriting income (loss)	$58,732	$(74,856)

Attritional losses - current year	$227,518	$198,615
Attritional losses - prior year development	17,685	27,382
Catastrophe losses - current year	24,564	141,140
Catastrophe losses - prior year development	(6,000)	(19,963)
Losses and loss adjustment expenses	$263,767	$347,174

Attritional loss ratio - current year	50.8%	52.1%
Attritional loss ratio - prior year development	4.0%	7.2%
Catastrophe loss ratio - current year	5.4%	37.0%
Catastrophe loss ratio - prior year development	(1.3)%	(5.2)%
Losses and loss adjustment expense ratio	58.9%	91.1%
Acquisition cost ratio	19.8%	18.9%
Other underwriting expense ratio	8.1%	9.6%
Combined ratio	86.8%	119.6%

Gross Premiums Written

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$295,962	$291,412
Casualty	285,038	192,041
Specialty	104,198	123,000
Total	$685,198	$606,453

Gross premiums written for the nine months ended September 30, 2023 increased by $78.7 million, or 13.0%, from
$606.5 million for the nine months ended September 30, 2022 to $685.2 million for the nine months ended September 30, 2023. The increase was primarily driven by expanded participation and improved pricing on the renewed casualty reinsurance and property insurance classes and new business, partially offset by non-recurring specialty reinsurance reinstatement premiums recorded in the prior year and the strategic decision to exit certain property reinsurance business.

Net Premiums Earned

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Property	$162,374	$174,250
Casualty	205,634	120,989
Specialty	79,606	86,026
Total	$447,614	$381,265

Net premiums earned for the nine months ended September 30, 2023 increased by $66.3 million, or 17.4%, from $381.3 million for the nine months ended September 30, 2022 to $447.6 million for the nine months ended September 30, 2023, primarily driven by continued growth across the majority of our casualty reinsurance classes, primarily general liability and professional liability. This was partially offset by strategic withdrawals from certain property reinsurance classes of business and non-recurring reinstatement premiums recorded in the prior year.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2023
Attritional losses	$227,518	50.8%	$17,685	4.0%	$245,203	54.8%
Catastrophe losses	24,564	5.4%	(6,000)	(1.3)%	18,564	4.1%
Total	$252,082	56.2%	$11,685	2.7%	$263,767	58.9%

September 30, 2022
Attritional losses	$198,615	52.1%	$27,382	7.2%	$225,997	59.3%
Catastrophe losses	141,140	37.0%	(19,963)	(5.2)%	121,177	31.8%
Total	$339,755	89.1%	$7,419	2.0%	$347,174	91.1%

The loss ratio for the nine months ended September 30, 2023 was 58.9%, compared to 91.1% for the nine months ended September 30, 2022, a decrease of 32.2 percentage points. The decrease was primarily driven by a lower level of catastrophe losses.

Attritional loss ratio - current year for the nine months ended September 30, 2023 was 50.8% compared to 52.1% for the nine months ended September 30, 2022, a decrease of 1.3 percentage points. The decrease in the current year attritional loss ratio was primarily driven by a strong rate environment across all property lines and specialty reinsurance, partially offset by a specific specialty loss compared to the nine months ended September 30, 2022.

Attritional loss ratio - prior year for the nine months ended September 30, 2023 was an unfavorable 4.0% compared to an unfavorable 7.2% for the nine months ended September 30, 2022, a decrease of 3.2 percentage points. The attritional loss ratio - prior year was primarily driven by an increased frequency of small weather-related events and unfavorable development on certain specific prior year attritional losses in property reinsurance classes and unfavorable development in select casualty classes, partially offset by favorable development in our specialty classes of business due to reductions in loss estimates for multiline classes.

Catastrophe losses - current year and prior year of $18.6 million for the nine months ended September 30, 2023 were primarily driven by wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($7.6 million), severe convective storms in June 2023 ($7.2 million), the Hawaii wildfires ($5.7 million), Hurricane Idalia ($3.6 million), and smaller flood events ($0.5 million), partially offset by favorable prior year development of $6.0 million.

Catastrophe losses - current year and prior year of $121.2 million for the nine months ended September 30, 2022 were primarily driven by Hurricane Ian ($59.1 million), the Ukraine conflict ($57.1 million), Australian East Coast floods ($13.4 million), Kwazulu-Natal floods ($5.9 million) and Typhoon Nanmadol ($5.7 million), partially offset by favorable prior year development of $20.0 million.

Acquisition Costs

	For the Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	'23 vs '22 point r
Property	$20,924	$27,101	12.9%	15.6%	(2.7)
Casualty	46,681	23,751	22.7%	19.6%	3.1
Specialty	21,239	21,350	26.7%	24.8%	1.9
Total	$88,844	$72,202	19.8%	18.9%	0.9

The acquisition cost ratio for the nine months ended September 30, 2023 was 19.8%, compared to 18.9% for the nine months ended September 30, 2022. The modest increase was primarily driven by the impact of higher reinstatement premiums earned by specialty reinsurance lines in the prior period and a change in business mix in casualty insurance and reinsurance lines.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Other underwriting expenses	$36,607	$37,100
Other underwriting expense ratio	8.1%	9.6%

Other underwriting expenses for the nine months ended September 30, 2023 decreased by $0.5 million, or 1.3%, from $37.1 million for the nine months ended September 30, 2022 to $36.6 million for the nine months ended September 30, 2023.

The other underwriting expense ratios for the nine months ended September 30, 2023 and 2022 decreased over the same period to 8.1% from 9.6% as a result of the growth in premium base and our continued focus on expense management.

Corporate and Other

Total Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$100,448	$225,896
Total realized and unrealized gains (losses) on investments and net investment income (loss) - other	19,152	(101,441)
	$119,600	$124,455

Net income (loss) attributable to non-controlling interest - TSHF	$15,076	$68,069
(1) Prior to non-controlling interest performance incentive allocation

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $100.4 million and $225.9 million for the nine months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, net of non-controlling interest, returned income of $85.4 million and $157.8 million for the nine months ended September 30, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees as well as performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in “Net income attributable to non-controlling interests” in our GAAP financial statements.

Two Sigma Hamilton Fund produced returns of 5.3% and 9.4% for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, TSHF generated positive returns in single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities and non-U.S. equities both made positive contributions. Within non-U.S. equities, trading was most profitable in East Asia, followed by Europe, China and Pan-America. Within macroeconomic trading, gains were driven by currencies, equities and credit, while losses related to commodities and fixed income.

For the nine months ended September 30, 2022, TSHF generated positive returns from single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities and non-US equities both made positive contributions. Within non-U.S. equities, trading was most profitable in East Asia, followed by Europe, China and Pan-America. Within macroeconomic trading, gains were driven by equities, currencies, commodities and credit, while losses related to fixed income.

Total realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $19.2 million and a loss of $101.4 million for the nine months ended September 30, 2023 and 2022, respectively. The returns are primarily driven by higher interest rates and higher yielding assets during 2023 as a result of portfolio reinvestments during the 2022 rising interest rate environment.

Other Income (Loss)

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Other income (loss), excluding third party fee income	$85	$(260)

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period.

Net Foreign Exchange Gains (Losses)

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Net foreign exchange gains (losses)	$(3,953)	$15,382

Foreign exchange losses of $4.0 million for the nine months ended September 30, 2023 primarily arose from the weakening of the U.S. Dollar against the British Pound, Euro and Yen. Foreign exchange gains of $15.4 million for the nine months ended September 30, 2022 primarily arose from the strengthening of the U.S. Dollar against the same currencies.

Corporate Expenses

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Corporate expenses	$31,833	$15,934

Corporate expenses for the nine months ended September 30, 2023 were $31.8 million compared to $15.9 million for the nine months ended September 30, 2022, an increase of $15.9 million. The increase was primarily driven by $11.4 million of VAP accruals recorded through earnings for the nine months ended September 30, 2023. An additional $4.2 million of expense was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023, for a total VAP accrual of $15.6 million at September 30, 2023. The remainder of the increase primarily consists of certain executive and Board compensation costs and professional fees.

Amortization of Intangible Assets

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Amortization of intangible assets	$7,869	$9,874

Amortization of intangible assets of $7.9 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense decreased as there have been no subsequent additions to acquired assets and the shorter-lived assets become fully amortized.

Interest Expense

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Interest expense	$16,007	$11,255

Interest expense of $16.0 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The increase in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate (“SOFR”), which underlies the floating rate associated with the term loan.

Income Tax Expense

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Income tax expense	$6,908	$3,103

Income tax expense of $6.9 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively, primarily relates to withholding taxes on investment income from Two Sigma Hamilton Fund.

Key Operating and Financial Metrics

The Company has identified the following metrics as key measures of the Company’s performance:

Book Value per Common Share

Management believes that book value is an important indicator of value provided to common shareholders and aligns the Company’s and most investors’ long term objectives. We calculate book value per common share as total common shareholders’ equity divided by the total number of common shares outstanding at the point in time.

	As at
($ in thousands, except for per share amounts)	September 30, 2023	June 30, 2023
Closing common shareholders' equity	$1,799,725	$1,752,154
Closing common shares outstanding	103,704,006	103,683,894
Book value per common share	$17.35	$16.90

Book value per common share was $17.35 at September 30, 2023, a $0.45 or 2.7% increase from the Company’s book value per common share of $16.90 at June 30, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders reported for the three months ended September 30, 2023.

	As at
($ in thousands, except for per share amounts)	September 30, 2023	December 31, 2022
Closing common shareholders' equity	$1,799,725	$1,664,183
Closing common shares outstanding	103,704,006	103,087,859
Book value per common share	$17.35	$16.14

Book value per common share was $17.35 at September 30, 2023, a $1.21 or 7.5% increase from the Company’s book value per common share of $16.14 at December 31, 2022. The increase was primarily driven by the Company’s net income attributable to common shareholders reported for the nine months ended September 30, 2023.

Tangible Book Value per Common Share

Management believes that tangible book value is an indicator of value provided to common shareholders and aligns the company’s and most investors’ long term objectives. We calculate tangible book value per common share as total common shareholders’ equity less goodwill and intangible assets, divided by the total number of common shares outstanding at the point in time.

	As at
($ in thousands, except for per share amounts)	September 30, 2023	June 30, 2023
Closing common shareholders' equity	$1,799,725	$1,752,154
Goodwill and intangible assets	89,589	88,770
Closing common shareholders' equity, less goodwill and intangible assets	$1,710,136	$1,663,384

Closing common shares outstanding	103,704,006	103,683,894
Tangible book value per common share	$16.49	$16.04

Tangible book value per common share was $16.49 at September 30, 2023, a $0.45 or 2.8% increase from the Company’s tangible book value per common share of $16.04 at June 30, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders reported for the three months ended September 30, 2023.

	As at
($ in thousands, except for per share amounts)	September 30, 2023	December 31, 2022
Closing common shareholders' equity	$1,799,725	$1,664,183
Goodwill and intangible assets	89,589	86,958
Closing common shareholders' equity, less goodwill and intangible assets	$1,710,136	$1,577,225

Closing common shares outstanding	103,704,006	103,087,859
Tangible book value per common share	$16.49	$15.30

Tangible book value per common share was $16.49 at September 30, 2023, a $1.19 or 7.8% increase from the Company’s tangible book value per common share of $15.30 at December 31, 2022. The increase was primarily driven by the Company’s net income attributable to common shareholders reported for the nine months ended September 30, 2023.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Net income (loss) attributable to common shareholders	$43,583	$(136,117)
Average common shareholders' equity for the period	$1,775,940	$1,788,195
Return on average common shareholders' equity	2.5%	(7.6)%

ROACE was 2.5% for the three months ended September 30, 2023 compared to (7.6)% for the three months ended September 30, 2022. The increase was primarily driven by the higher net income attributable to common shareholders reported for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Net income (loss) attributable to common shareholders	$131,862	$(38,979)
Average common shareholders' equity for the period	$1,731,954	$1,737,418
Return on average common shareholders' equity	7.6%	(2.2)%

ROACE was 7.6% for the nine months ended September 30, 2023 compared to (2.2)% for the nine months ended September 30, 2022. The increase was primarily driven by the higher net income attributable to common shareholders reported for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022.

Non-GAAP Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate its performance. Some of the measurements are considered non-GAAP financial measures under SEC rules and regulations. In this Form 10-Q, we present underwriting income (loss), a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Where appropriate, reconciliations of our non-GAAP measures to the most comparable GAAP figures are included below.

Underwriting Income (Loss)

We calculate underwriting income (loss) on a pre-tax basis as net premiums earned less losses and loss adjustment expenses, acquisition costs and other underwriting expenses (net of third party fee income). We believe that this measure of our performance focuses on the core fundamental performance of the Company’s reportable segments in any given period and is not distorted by investment market conditions, corporate expense allocations or income tax effects.

The table below reconciles underwriting income (loss) to net income (loss), the most comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Underwriting income (loss)	$24,866	$(66,075)	$93,823	$(70,321)
Total realized and unrealized gains (losses) on investments and net investment income (loss)	55,412	(72,635)	119,600	124,455
Other income (loss), excluding third party fee income	85	(517)	85	(260)
Net foreign exchange gains (losses)	1,432	1,906	(3,953)	15,382
Corporate expenses	(18,678)	(5,780)	(31,833)	(15,934)
Amortization of intangible assets	(2,794)	(3,178)	(7,869)	(9,874)
Interest expense	(5,288)	(4,102)	(16,007)	(11,255)
Income tax expense	(2,387)	(1,054)	(6,908)	(3,103)
Net income (loss), prior to non-controlling interest	$52,648	$(151,435)	$146,938	$29,090

Third Party Fee Income

Third party fee income includes income that is incremental and/or directly attributable to our underwriting operations. It is primarily comprised of fees earned by the International segment for management services provided to third party syndicates and consortia. We believe that this measure is a relevant component of our underwriting income (loss).

The table below reconciles third party fee income to other income, the most comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Third party fee income	$2,301	$3,244	$7,753	$9,377
Other income (loss), excluding third party fee income	85	(517)	85	(260)
Other income (loss)	$2,386	$2,727	$7,838	$9,117

Other Underwriting Expenses

Other underwriting expenses include those general and administrative expenses that are incremental and/or directly attributable to our underwriting operations. While this measure is presented in Note 9, Segment Reporting, it is considered a non-GAAP financial measure when presented elsewhere.

Corporate expenses include holding company costs necessary to support our reportable segments. As these costs are not incremental and/or directly attributable to our underwriting operations, these costs are excluded from other underwriting expenses, and therefore, underwriting income (loss). General and administrative expenses, the most comparable GAAP financial measure to other underwriting expenses, also includes corporate expenses.

The table below reconciles other underwriting expenses to general and administrative expenses, the most comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Other underwriting expenses	$44,357	$40,564	$126,242	$119,356
Corporate expenses	18,678	5,780	31,833	15,934
General and administrative expenses	$63,035	$46,344	$158,075	$135,290

Other Underwriting Expense Ratio is a measure of the other underwriting expenses (net of third party fee income) incurred by the Company and is expressed as percentage of net premiums earned.

Catastrophe Loss Ratio – current year is the catastrophe losses incurred by the company relating to the current year divided by net premiums earned.

Catastrophe Loss Ratio – prior year development is the catastrophe losses incurred by the company relating to prior years divided by net premiums earned.

Attritional Loss Ratio – current year is the attritional losses incurred by the company relating to the current year divided by net premiums earned.

Attritional Loss Ratio – prior year development is the attritional losses incurred by the company relating to prior years divided by net premiums earned.

Combined Ratio is a measure of our underwriting profitability and is expressed as the sum of the losses and loss adjustment expense ratio, acquisition cost ratio and other underwriting expense ratio. A combined ratio under 100% indicates an underwriting profit, while a combined ratio over 100% indicates an underwriting loss.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Investment Philosophy

The Company maintains two segregated investment portfolios: a fixed maturity and short-term investments trading portfolio and an investment in Two Sigma Hamilton Fund.

The Company's high quality and liquid fixed maturity and short-term investments portfolio is structured to focus primarily on the preservation of capital and the availability of liquidity to meet the Company’s claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. The Company’s investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The Company also invests in Two Sigma Hamilton Fund ("TS Hamilton Fund"), a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or
(ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the “Minimum Commitment Amount”, for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on December 31, 2025. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis. The Two Sigma Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At September 30, 2023 and December 31, 2022, total cash and investments was $3.9 billion and $3.5 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in Two Sigma Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the “Two Sigma Hamilton Fund” discussion.

	As at
($ in thousands)	September 30, 2023		December 31, 2022
Fixed maturity investments, at fair value	$1,631,471	42%	$1,259,476	36%
Short-term investments, at fair value	348,968	9%	286,111	8%
	1,980,439	51%	1,545,587	44%
Investments in Two Sigma Funds, at fair value	979,986	25%	740,736	21%
Total investments	2,960,425	76%	2,286,323	65%
Cash and cash equivalents	804,548	21%	1,076,420	31%
Restricted cash	98,979	3%	130,783	4%
Total cash	903,527	24%	1,207,203	35%
Total cash & investments	$3,863,952	100%	$3,493,526	100%

Total cash and investments increased from $3.5 billion at December 31, 2022 to $3.9 billion at September 30, 2023. The increase was primarily driven by increases in both the fixed maturity investments as we deployed more cash into the fixed maturity portfolio to take advantage of rising interest rates, and in the Two Sigma Hamilton Fund, primarily due to positive investment returns for the nine months ended September 30, 2023. The Two Sigma Hamilton Fund represents $1.8 billion and $1.8 billion of the total cash and investments as at September 30, 2023 and December 31, 2022, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity portfolio and short-term investments at September 30, 2023 and December 31, 2022 are as follows:

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$651,446	$21	$(32,381)	$619,086
U.S. states, territories and municipalities	4,729	—	(375)	4,354
Non-U.S. sovereign governments and supranationals	44,759	413	(1,840)	43,332
Corporate	853,433	81	(42,177)	811,337
Residential mortgage-backed securities - Agency	148,097	—	(20,117)	127,980
Residential mortgage-backed securities - Non-agency	4,763	2	(821)	3,944
Commercial mortgage-backed securities - Non-agency	10,188	—	(1,295)	8,893
Other asset-backed securities	12,847	15	(317)	12,545
Total fixed maturities	1,730,262	532	(99,323)	1,631,471
Short-term investments	347,623	1,345	—	348,968
Total	$2,077,885	$1,877	$(99,323)	$1,980,439

	2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$498,841	$99	$(27,089)	$471,851
U.S. states, territories and municipalities	4,741	—	(434)	4,307
Non-U.S. sovereign governments and supranationals	14,191	363	(1,602)	12,952
Corporate	690,900	363	(43,786)	647,477
Residential mortgage-backed securities - Agency	111,234	—	(14,824)	96,410
Residential mortgage-backed securities - Non-agency	5,147	—	(772)	4,375
Commercial mortgage-backed securities - Non-agency	10,283	—	(1,064)	9,219
Other asset-backed securities	13,347	1	(463)	12,885
Total fixed maturities	1,348,684	826	(90,034)	1,259,476
Short-term investments	285,130	986	(5)	286,111
Total	$1,633,814	$1,812	$(90,039)	$1,545,587

The fair value of the Company’s fixed maturity portfolio and short-term investments increased from $1.5 billion at December 31, 2022 to $2.0 billion at September 30, 2023, primarily due to an increase in the fixed maturity portfolio where we made additional investments from operating cash flows to take advantage of the rising interest rate environment.

$347.8 million of the September 30, 2023 short-term investments balance is held within Two Sigma Hamilton Fund. The cash and short-term investment balances within Two Sigma Hamilton Fund are not managed by the Company, nor can they be removed from Two Sigma Hamilton Fund as they support the underlying investment strategies within the three trading vehicles. See discussion below for further details on assets within Two Sigma Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$619,086	31%	Aaa	$471,851	30%	Aaa
U.S. states, territories and municipalities	4,354	—%	Aa2	4,307	—%	Aa2
Non-U.S. sovereign governments and supranationals	43,332	2%	Aa1	12,952	1%	Aa1
Corporate	811,337	42%	A2	647,477	42%	A2
Residential mortgage-backed securities - Agency	127,980	6%	Aaa	96,410	6%	Aaa
Residential mortgage-backed securities - Non-agency	3,944	—%	Aaa	4,375	—%	Aaa
Commercial mortgage-backed securities - Non-agency	8,893	—%	Aa1	9,219	1%	Aa1
Other asset-backed securities	12,545	1%	Aa3	12,885	1%	Aa3
Total fixed maturities	1,631,471	82%	Aa3	1,259,476	81%	Aa3
Short-term investments	348,968	18%	Aaa	286,111	19%	Aaa
Total fixed maturities and short-term investments	$1,980,439	100%	Aa2	$1,545,587	100%	Aa2

Fixed maturity and short-term investment credit quality summary:
Investment grade		100.0%			100%
Non-investment grade		—%			—%
Total		100.0%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the Two Sigma Hamilton Fund, at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Average credit quality	Aa3	Aa3
Average yield to maturity	5.4%	4.7%
Expected average duration (in years)	3.3	3.2

At each of September 30, 2023 and December 31, 2022, approximately 100% of the Company’s fixed maturity and short-term investments trading portfolio were rated investment grade (Baa2 or higher) by third party rating services. There were no non-investment grade securities in the fixed maturity and short-term trading portfolio. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the Two Sigma Hamilton Fund, at each of September 30, 2023 and December 31, 2022 was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 5.4% at September 30, 2023 from 4.7% at December 31, 2022.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio increased modestly to 3.3 years at September 30, 2023 from 3.2 years at December 31, 2022.

Two Sigma Hamilton Fund

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), we seek to achieve absolute dollar denominated returns on a substantial capital base primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At September 30, 2023, the Company owns a 20.1%, 16.1% and 8.6%, interest in each of the FTV, STV and ESTV funds, respectively.

Two Sigma Hamilton Fund invests in Two Sigma Funds ("Two Sigma Funds"), which are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the net asset value ("NAV") provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheets.

The Company’s investments in Two Sigma Funds at September 30, 2023 and December 31, 2022 are as follows:

	2023			2022
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$469,379	$(7,212)	$462,167	$438,625	$(95,213)	$343,412
Two Sigma Spectrum Portfolio, LLC (STV)	239,819	54,115	293,934	171,135	57,982	229,117
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	182,593	41,292	223,885	121,340	46,867	168,207
Total	$891,791	$88,195	$979,986	$731,100	$9,636	$740,736

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $740.7 million at December 31, 2022 to $980.0 million at September 30, 2023 is driven in large part by unrealized investment gains and collateral management within Two Sigma Hamilton Fund. The total net assets managed in Two Sigma Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within Two Sigma Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from Two Sigma Hamilton Fund as they support the underlying investment strategies within the three trading vehicles.

The following table represents the total assets and total liabilities of Two Sigma Hamilton Fund at September 30, 2023 and December 31, 2022. Creditors or beneficial interest holders of Two Sigma Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2023	2022
Assets
Cash and cash equivalents	$450,759	$800,239
Short-term investments	347,787	264,104
Investments in Two Sigma Funds, at fair value	979,986	740,736
Receivables for investments sold	12,730	—
Interest and dividends receivable	804	2,076
Total assets	1,792,066	1,807,155

Liabilities
Accounts payable and accrued expenses	254	291
Withdrawal payable	9,060	145,738
Payable for investments purchased	86,933	48,095
Total liabilities	96,247	194,124
Total net assets managed by TS Hamilton Fund	$1,695,819	$1,613,031

Total net assets in Two Sigma Hamilton Fund were $1.7 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2023 and December 31, 2022, total unrestricted cash and cash equivalents were $804.5 million and $1.1 billion, respectively, and total restricted cash and cash equivalents were $99.0 million and $130.8 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Insurance Group, Ltd.’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 19, Statutory Requirements in the audited consolidated financial statements included in our Prospectus for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies.

During the nine months ended September 30, 2023 and 2022, Hamilton Insurance Group, Ltd. received $44.0 million and
$77.0 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $394.9 million at December 31, 2022, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

Hamilton Insurance Group, Ltd.’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to Hamilton Insurance Group, Ltd. The subsidiaries’ remaining cash flows are generally invested into the investment portfolio. The remaining cash flows have also been used to fund common share repurchases and to fund acquisitions in recent years.

The operating subsidiaries’ insurance and reinsurance business inherently provides liquidity, as premiums are received in advance (sometimes substantially in advance) of the time losses are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period, due to the low frequency and high severity nature of certain types of business written. As such, cash flows from operating activities may vary significantly between periods.

The payment of dividends by operating subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate. In addition, insurance laws require the insurance subsidiaries to maintain certain measures of solvency and liquidity. Management believes that each of the Company’s insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2022. Certain of the subsidiaries and branches are required to file Financial Condition Reports (“FCR”), with their regulators, which provide details on solvency and financial performance. Where required, these FCRs are posted on the Company’s website.

The regulations governing the Company’s principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity and requirements to file FCRs are discussed in Note 19, Statutory Requirements to the Company’s audited consolidated financial statements as included in our Prospectus.

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Total cash provided by (used in):
Operating activities	$247,669	$189,036
Investing activities	(530,939)	290,850
Financing activities	(17,313)	(69,598)
Effect of exchange rate changes on cash	(3,093)	(22,158)
Net increase (decrease) in cash and cash equivalents	$(303,676)	$388,130

Net cash provided by (used in) operating activities was $247.7 million and $189.0 million in the nine months ended September 30, 2023 and 2022, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(530.9) million and $290.9 million, in the nine months ended September 30, 2023 and 2022, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover in our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(17.3) million and $(69.6) million, in the nine months ended September 30, 2023 and 2022, respectively, primarily driven by incentive allocations paid to Two Sigma Hamilton Fund.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. However, should claim payment obligations accelerate beyond the Company’s ability to fund payments from operating cash flows, the Company would utilize cash and cash equivalent balances and/or liquidate a portion of the Company’s trading investment portfolio and/or access certain credit facilities. The Company’s trading portfolio is heavily weighted towards conservative, high quality and highly liquid securities.

In addition, if necessary, the Company generally has two options related to liquidating a portion of the investment portfolio in the Two Sigma Hamilton Fund, subject to Hamilton Re’s minimum investment commitment, which are as follows:

•Monthly liquidity - Subject to certain conditions, Hamilton Re may request a whole or partial withdrawal of its capital account, no later than fifteen days prior to the end of a calendar month, effective as of the last day of such calendar month.

•Daily liquidity - Subject to certain limited circumstances, including the need to meet obligations pursuant to Hamilton Re’s underwriting operations, Hamilton Re may request a withdrawal of all or a portion of its capital account upon at least one business day’s written notice of such withdrawal request date to the Managing Member. Claim payments pertaining to any such large catastrophic event would be paid out over a period spanning many months.

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at September 30, 2023 could be available in one to three business days under normal market conditions except for $415.0 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the unaudited condensed consolidated financial statements as included in our Prospectus for further details) and $223.5 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 10, Debt and Credit Facilities in the unaudited condensed consolidated financial statements as included in our Prospectus for further details).

Capital Resources

Management monitors the Company’s capital adequacy on a regular basis and seeks to adjust its capital according to the needs of the business. In particular, the Company requires capital sufficient to meet or exceed the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings and the capital adequacy tests performed by regulatory authorities. From time to time, rating agencies and regulatory authorities may make changes in their models and methodologies, which could increase the amount of capital the Company requires. The Company may seek to raise additional capital or return capital to shareholders through some combination of common share repurchases and cash dividends. In the normal course of operations, management may from time to time evaluate additional share or debt issuances given prevailing market conditions and capital management strategies. In addition, the Company enters into agreements with financial institutions to obtain letter of credit facilities for the benefit of its operating subsidiaries to support their business operations. Management believes that the Company holds sufficient capital to allow it to take advantage of market opportunities and to maintain its financial strength ratings and comply with various local statutory regulations.

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	September 30, 2023	December 31, 2022
Term loan, net of issuance costs	$149,801	$149,715
Shareholders' equity	1,799,725	1,664,183
Total	$1,949,526	$1,813,898

The Company’s total capital was $1.9 billion at September 30, 2023, a 7.5% increase compared to $1.8 billion at December 31, 2022. The primary driver of the increase in total capital during the nine months ended September 30, 2023 was comprehensive income of $131.9 million, which was primarily related to the Company’s net income for the nine months ended September 30, 2023.

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the renegotiated Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of September 30, 2023, the outstanding loan balance was $150.0 million, the fair value was $151.0 million, the unamortized issuance costs were $0.2 million and the Company was in compliance with all covenants.

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of $0.1 million or less in each of the nine months ended September 30, 2023 and 2022.

Common Shares

The Company’s authorized and issued share capital at September 30, 2023 and December 31, 2022 is comprised as follows:

($ in thousands, except share and per share amounts)
Authorized:
150,000,000 common shares of $0.01 par value each
Issued, outstanding and fully paid:	2023	2022
Class A common shares (2023 and 2022: 30,520,078)	$305	$305
Class B common shares (2023: 42,658,302 and 2022: 42,042,155)	427	420
Class C common shares (2023 and 2022: 30,525,626)	305	305
Total	$1,037	$1,030

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the
Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and
Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the
Company (or, in the case of a class vote by the holders of our Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, a maximum of 14.92% of the total combined voting power). In addition, the Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company or any direct or indirect shareholder or its affiliates. The Company Bye-laws provide for the redesignation of shares from (i) Class A common shares to Class B common shares automatically upon any transfer, whether or not for value, from (ii) Class B common shares to Class A common shares at the request of a Class A member and upon approval by a Simple Majority of the Board, from (iii) Class A common shares and Class B common shares to Class C common shares at the request of the transferring shareholder and subject to approval by a Simple Majority of the Board and, (iv) from
Class C common shares to Class B common shares upon approval by a Simple Majority of the Board. Effective upon listing on the New York Stock Exchange ("NYSE"), the Company Bye-laws provide for the redesignation of shares, as described in (i)-(iv) above, automatically upon transfer. The number of authorized and issued Class A common shares and Class C common shares, as applicable, shall be reduced by the aggregate number of such issued Class A common shares and Class C common shares, as applicable, converted to Class B common shares and the number of authorized and issued Class B common shares shall be correspondingly increased by the same amount.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under reinsurance agreements and to support capital requirements at Lloyd’s.

On June 23, 2022, the Company and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the “Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to the Company. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025. At December 31, 2022, there were no loan amounts outstanding under this facility.

On August 11, 2023, Hamilton Re and HIDAC amended their committed letter of credit facility agreement with Bank of Montreal ("BMO"), with the Company as guarantor, under which BMO agreed to make available a secured letter of credit facility of $50 million for a term that will expire on August 13, 2024. The facility bears a fee of 40 basis points for letters of credit issued and 15 basis points on any unutilized portion of the facility.

On October 26, 2023, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 26, 2024. The facility bears a fee of 140 basis points on the total available capacity.

In addition, Hamilton Re is the borrower under a $205 million unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The facility bears a fee of 162.5 basis points on the borrowed amount. The FAL LOC Facility was increased to $230 million on October 27, 2023 for an additional one year term that expires on October 27, 2024. The facility fees on the borrowed amount remain the same.

The Company’s obligations under its credit facilities require the Company, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2023.

The Company anticipates renewing its existing credit facilities at their stated expiry dates on materially similar terms to the expiring.

Certain of the Company's credit facilities are secured by pledged interests in the Two Sigma Hamilton Fund or the Company's fixed income security portfolio or cash. The Company’s credit facilities at September 30, 2023, and associated securities pledged, were as follows:

($ in thousands)	2023
Available letter of credit and revolving loan facilities - commitments	$924,491
Available letter of credit and revolving loan facilities - in use	634,977

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$214,437
Pledged interests in fixed income portfolio	216,696
Cash	6,847

Financial Strength Ratings

The Company’s principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies, including A.M. Best and Kroll Bond Rating Agency. These ratings are publicly announced and are available directly from the agencies, and on the Company’s website.

Financial strength ratings represent the opinions of the rating agencies on the overall financial strength of a company and its capacity to meet the obligations of its insurance and reinsurance contracts. Independent ratings are one of the important factors that establish a competitive position in insurance and reinsurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based on factors considered by the rating agencies to be relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Ratings are not recommendations to buy, sell or hold securities.

On May 26, 2023, Hamilton Insurance Group, Ltd. received a positive outlook from A.M. Best, an internationally recognized agency, and affirmation of its Financial Strength Rating of “A-” (Excellent) and the Long-Term Issuer Credit Ratings of “a-” (Excellent) of Hamilton Re and Hamilton Insurance DAC, each a wholly owned subsidiary of Hamilton.

Reserve for Claims and Claim Expenses

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in the audited consolidated financial statements and related notes thereto included in the Group's Prospectus for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2022.

See Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses in the audited consolidated financial statements and related notes thereto included in the Group's Prospectus for a detailed discussion of losses and loss adjustment expenses.

See Note 10, Reserve for Losses and Loss Adjustment Expenses to the audited consolidated financial statements for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Long-term Incentive Compensation

The Value Appreciation Pool ("VAP") represents an accrual in respect of the Company's estimated liability under a long-term incentive compensation plan that rewards employees with 10% of any increase in the multiple of the Company's estimated fair market value to GAAP shareholders' equity between the December 1, 2020 VAP inception date, and either an interim Trigger Event or the ultimate plan maturity on December 31, 2025. A total of 10.0 million units are available for issuance under this plan. As of September 30, 2023, there were 9.5 million units issued and outstanding.

With effect from March 10, 2023, the VAP was revised to include an Underpin, such that if the ratio of the Company's estimated fair market value to GAAP shareholders' equity on the Trigger Event date is less than 1.15, the value of the award will be calculated with reference to a minimum ratio of 1.15 in order to provide for a minimum payment in respect of the award. In the event that the Underpin comes into effect, the fair value of the VAP at the offering date is estimated to be approximately $5.00 per VAP unit.

The award vests in two tranches, subject to continued service: either 50% upon the ultimate plan maturity date of November 30, 2025 and 50% twelve months later, or 50% on each of the first and second anniversaries of a Trigger Event if one occurs prior to the maturity date. Participants who leave prior to vesting forfeit any previously unsettled portion of their awards. The award may be settled in either cash or shares, solely at the discretion of the Company.

On November 14, 2023, the Company consummated an initial public offering on the NYSE (the "IPO"), which qualifies as a Trigger Event as defined in the VAP Plan. As a result, the Underpin (as discussed in Note 6, Value Appreciation Pool) became effective with a valuation of $5.16 per VAP unit. As of December 5, 2023, there were 9.5 million VAP units issued and outstanding.

Recent Accounting Pronouncements

At September 30, 2023, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2(s), Recent Accounting Pronouncements in the audited consolidated financial statements included in our Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to four types of market risk: interest rate risk, credit spread risk, equity price risk, and foreign currency risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Prospectus. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Prospectus for a discussion of our exposure to these risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 6, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings previously disclosed in our Prospectus.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File for the period ended September 30, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMILTON INSURANCE GROUP, LTD.

Date: December 6, 2023 /s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

Date: December 6, 2023 /s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)