Form 10-K
period 2023-12-31
Hamilton Insurance Group, Ltd.
filed 2024-03-07
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-41862

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B common shares, par value $0.01 per share	HG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant's common shares. The registrant's common shares began trading on The New York Stock Exchange on November 10, 2023.

The number of shares outstanding of the registrant’s Class B common stock, $0.01 par value per share, was 56,692,387 as of March 6, 2024.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Hamilton Insurance Group, Ltd.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Hamilton Insurance Group, Inc. for the year ended December 31, 2023 (“Annual Report”) includes “forward looking statements” pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “target,” “should,” “could,” “would,” “seeks,” “intends,” “plans,” “contemplates,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions. These forward-looking statements appear in a number of places throughout this Annual Report and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and the following:

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
•we do not control the allocations to and/or the performance of the Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund")’s investment portfolio, and its performance depends on the ability of its investment manager, Two Sigma, to select and manage appropriate investments and we have a limited ability to withdraw our capital accounts;
•Two Sigma Principals, LLC, Two Sigma and their respective affiliates have potential conflicts of interest that could adversely affect us;
•the historical performance of Two Sigma Investments, LP ("Two Sigma") is not necessarily indicative of the future results of the TS Hamilton Fund’s investment portfolio or of our future results;
•our ability to manage risks associated with macroeconomic conditions resulting from geopolitical and global economic events, including public health crises, current or anticipated military conflicts, terrorism, sanctions, rising energy prices, inflation and interest rates and other global events;
•our ability to compete successfully with more established competitors and risks relating to consolidation in the reinsurance and insurance industries;
•downgrades, potential downgrades or other negative actions by rating agencies;
•our dependence on key executives, including the potential loss of Bermudian personnel as a result of Bermuda employment restrictions, and the inability to attract qualified personnel, particularly in very competitive hiring conditions;
•our dependence on letter of credit facilities that may not be available on commercially acceptable terms;
•our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;
•the suspension or revocation of our subsidiaries’ insurance licenses;

•risks associated with our investment strategy, including such risks being greater than those faced by competitors;
•changes in the regulatory environment and the potential for greater regulatory scrutiny of the Company going forward;
•a cyclical downturn of the reinsurance industry;
•operational failures, failure of information systems or failure to protect the confidentiality of customer information, including by service providers, or losses due to defaults, errors or omissions by third parties or our affiliates;
•we are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law;
•risks relating to our ability to identify and execute opportunities for growth or our ability to complete transactions as planned or realize the anticipated benefits of our acquisitions or other investments;
•our potentially becoming subject to U.S. federal income taxation, Bermuda taxation or other taxes as a result of a change of tax laws or otherwise;
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
•if we were to identify a material weakness and were unable to remediate such material weakness, or fail to achieve and maintain effective internal controls, our operating results and financial condition could be impacted and the market price of our Class B common shares may be negatively affected;
•the lack of a prior public market for our Class B common shares means our share price may be volatile and anti-takeover provisions contained in our organizational documents could delay management changes;
•the potential that the market price of our Class B common shares could decline due to future sales of shares by our existing shareholders;
•applicable insurance laws, which could make it difficult to effect a change of control of our company; and
•investors may have difficulties in serving process or enforcing judgments against us in the United States.
There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from expectations. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Annual Report apply only as of the date of this Annual Report and are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Part I
BUSINESS
In this Form 10-K, references to “Hamilton,” “Hamilton Group,” the “Company,” “we,” “us” and “our” refer to Hamilton Insurance Group, Ltd., together with its consolidated subsidiaries, unless the context requires otherwise. Defined terms used through this Form 10-K are included in the “Glossary of Defined Terms” in this Form 10-K. Amounts in this Form 10-K are presented in U.S. dollars, unless otherwise noted. Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Our Company

Overview of Our Business

We are a global specialty insurance and reinsurance company founded in Bermuda in 2013. We harness multiple drivers to create shareholder value. These include diverse underwriting operations supported by proprietary technology and a team of over 500 full-time employees, a strong balance sheet, and a unique investment management relationship with Two Sigma. We operate globally, with underwriting operations in Lloyd’s, Ireland, Bermuda, and the United States. We are led by an entrepreneurial and experienced management team that has grown premiums written from $571 million for the year ended November 30, 2018 to $2.0 billion for the year ended December 31, 2023, while also reducing our combined ratio significantly. The combined effects of organic premium growth, strategic acquisition, new market developments and continuous platform cost optimization leave us well positioned to capitalize on the favorable market conditions across the lines of business written by our established and scaled underwriting platforms.

We operate three principal underwriting platforms (Hamilton Global Specialty, Hamilton Select and Hamilton Re) that are categorized into two reporting business segments (International and Bermuda):

•International: Accounting for 57% of gross premiums written for the year ended December 31, 2023, our International segment consists of business written out of our Lloyd’s syndicate and subsidiaries based in the United Kingdom, Ireland, and the United States, and includes the Hamilton Global Specialty and Hamilton Select platforms.
•Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance for medium-to large-sized accounts and specialty reinsurance products written by Lloyd’s Syndicate 4000 and Hamilton Insurance DAC ("HIDAC"). Syndicate 4000, a leading Lloyd’s syndicate, generates a significant portion of premium from the U.S. Excess & Surplus (“U.S. E&S”) market and has ranked among the most profitable and least volatile syndicates at Lloyd’s over the last 10 years.
•Hamilton Select, our recently launched U.S. domestic E&S carrier, writes casualty insurance for small-to-mid-sized clients in the hard-to-place niche of the U.S. E&S market. We believe it presents meaningful and profitable growth opportunities in the near-to-long term, further expanding our footprint in the U.S. E&S market.
•Our International segment had gross premiums written of $277 million, $662 million, $892 million, $933 million and $1,106 million for the years ended November 30, 2019 through November 30, 2021 and December 31, 2022 and 2023, respectively, with a corresponding combined ratio of 153%, 111%, 108%, 97% and 95% for the same periods.
•Bermuda: Accounting for 43% of gross premiums written for the year ended December 31, 2023, our Bermuda segment consists of the Hamilton Re platform, made up of Hamilton Re and Hamilton Re US. Hamilton Re writes property, casualty and specialty reinsurance business on a global basis and also offers high excess Bermuda market specialty insurance products, predominantly for large U.S. commercial risks. Hamilton Re US writes casualty and specialty reinsurance business on a global basis.
•Our Bermuda segment had gross premiums written of $454 million, $425 million, $554 million, $713 million and $846 million for the years ended November 30, 2019 through November 30, 2021 and December 31, 2022 and 2023, respectively, with a corresponding combined ratio of 110%, 111%, 104%, 110% and 85% for the same periods.

Our evolution into a specialty insurance and reinsurance company reached a significant turning point in 2018 with the hiring of Pina Albo, our CEO and the start of our strategic transformation ("Strategic Transformation"). Ms. Albo is a 30+ year veteran in the insurance industry, having served as a member of the Board of Executive Management at Munich Re, where she had a 25-year career, as well as serving on the Board of Reinsurance Group of America, Incorporated (a Fortune 500 public company) and recently being appointed as the first female Chair of the Association of Bermuda Insurers and Reinsurers. The Strategic Transformation commenced in 2018, when we set a new strategy and business priorities and was propelled by the appointment of a management team focused on employing rigorous risk selection and creating sustainable underwriting profitability. The Strategic Transformation also included enhancing underwriting governance, re-underwriting and repositioning our business to increase the focus on casualty and specialty insurance and reinsurance lines, decreasing volatility and investing in business-enabling technology. The Strategic Transformation was accelerated in 2019 when we acquired Pembroke Managing Agency and related entities, which included Pembroke Managing Agency (subsequently renamed Hamilton Managing Agency) and related entities, Lloyd’s Syndicate 4000 and Ironshore Europe DAC (subsequently renamed Hamilton Insurance DAC, or HIDAC). This acquisition doubled and diversified our premium base, increased our underwriting expertise and operational capabilities, and provided us with a fully-scaled Lloyd’s platform. As a result of the strategic actions taken in the context of the Strategic Transformation, we have grown premiums written from $571 million for the year ended November 30, 2018 to $2.0 billion for the year ended December 31, 2023, reduced our combined ratio, optimized the portfolio mix by increasing the contribution from specialty insurance and strengthened our balance sheet. While the Strategic Transformation is complete, we continuously review our portfolio to optimize underwriting returns and opportunities, and drive additional benefits by regular collaboration with our Group Underwriting Committee ("GUC"). We believe Hamilton is consequently well-positioned to deliver growth and profitability in the current attractive market environment and across all market cycles.

Our proprietary technology has been a critical part of our Strategic Transformation by enabling the growth of our business and the execution of our strategy. This technology includes a catastrophe modeling and risk accumulation tool (Hamilton Analytics and Risk Platform or “HARP”), a global underwriting submission system (“Timeflow”), an efficient end-to-end specialty insurance underwriting workbench (Multi-line Insurance Toolkit or “MINT”), and a business intelligence and management information system ("Hamilton Insights"), as described further below under Marketing and Distribution of our International and Bermuda Businesses - Technology and Data. We are not burdened by legacy systems and have a modernized, cloud-based core platform which has enabled us to design and implement our proprietary systems to be a competitive advantage for our business.

The growth of our business is supported by a strong balance sheet. As of December 31, 2023, Hamilton had total assets of $6.7 billion, total invested assets of $4.0 billion and shareholders’ equity of $2.0 billion. Our total invested assets of $4.0 billion includes $1.8 billion of securities in our fixed maturity trading portfolio and short-term investments, altogether consisting of 46% of our total invested assets, with an average credit rating of Aa3 and of which 100% are investment grade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Cash and Investments” for further detail by investment class. We also enjoy a low debt-to-capital ratio of 6.8% at December 31, 2023, which we believe provides us with meaningful financial flexibility to execute our strategy. The Company has demonstrated its ability to withstand catastrophe and other significant loss events across changing market cycles and we believe it is well placed to take advantage of the current hard market conditions. Our prudent reserving approach fortifies our financial position and has resulted in reserve releases (i.e. decreasing reserves for loss occurrence) every year since our inception.1

Our Lloyd’s syndicate benefits from financial strength ratings of “A” (Excellent) from A.M. Best and “AA-” from each of S&P Global, Kroll Bond Rating Agency, or KBRA and Fitch Ratings Inc. ("Fitch"), all of which are Nationally Recognized Statistical Rating Organizations ("NRSROs") as defined under the Securities Exchange Act of 1934 as amended, (the "Exchange Act"). Our other insurance and reinsurance subsidiaries hold an “A-” (Excellent) rating from A.M. Best and an “A” rating from KBRA, each with a positive outlook. We believe these ratings demonstrate the financial strength of our insurance and reinsurance platforms and facilitate our ability to capitalize on new opportunities with our policyholders, cedants and distribution partners.

1 Excluding the U.S. GAAP accounting impact of a loss portfolio transfer purchased in 2020.

Unique Investment Management Relationship with Two Sigma
Our diversified underwriting model is complemented by a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma aims to consistently generate alpha in liquid global markets across a range of conditions using a disciplined, scientific approach and managed approximately $60 billion of assets across affiliates at December 31, 2023. Driven by a differentiated application of technology and data science, Two Sigma has over 2,000 employees across affiliates, including an experienced and diverse team of over 1,000 employees in research and development.

Two Sigma manages $1.7 billion of our assets as of December 31, 2023 via our investment in the TS Hamilton Fund. The portion of our total invested assets managed by Two Sigma has declined from 80% in 2018 to 43% in 2023 and is expected to continue to decline naturally as our underwriting platforms and fixed income portfolio grow. The TS Hamilton Fund is a dedicated fund-of-one managed by Two Sigma with exposures to certain Two Sigma macro and equity strategies.2 The TS Hamilton Fund has been designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management investment optimization and execution techniques. The TS Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, FX markets, exchange-listed and OTC options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund-of-one.

Two Sigma has broad discretion to allocate our invested assets to different opportunities. Its current investments include Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"). The TS Hamilton Fund’s trading and investment activities are not limited to these systematic (and certain non-systematic) investment strategies and proprietary risk management, investment, optimization and execution techniques (collectively, the "Techniques") and the TS Hamilton Fund is permitted to pursue any investment strategy and/or Technique that Two Sigma determines in its sole discretion to be appropriate for the TS Hamilton Fund from time to time. In any given period, the performance of these individual portfolios may vary materially; however, the performance and risk profile of the TS Hamilton Fund is monitored in the aggregate at the overall fund level, rather than at the individual portfolio level. This is consistent with the manner in which investment management fees and performance incentive allocations are determined (i.e., fees and performance incentives are determined on by the overall performance of the fund, rather than the performance of each portfolio).

We entered into a Commitment Agreement effective July 1, 2023 with Two Sigma for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances, with the Commitment Period ending on June 30, 2026. The Commitment Period consists of a three-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. The historical returns of the funds managed by Two Sigma (including the TS Hamilton Fund) are not necessarily indicative of future results. The TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 7.6%, 4.6% and 17.7% for each of the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. Hamilton pays arm’s-length management and incentive fees under this agreement. See “Risk Factors—Risks Related to Our Investment Strategy—We do not have control over the TS Hamilton Fund” for more information.

Our Sustainability Principles

Good corporate citizenship underscores everything we do. Our sustainability approach is based on being a responsible corporate and global citizen and was affirmed through two different external assessments.

We apply a four-pillar philosophy across all areas of our business:

1.Accountability: We focus on employing equitable governance and oversight in an effort to ensure the best outcome for all of our stakeholders.
2 For the avoidance of doubt, Two Sigma serves as the investment manager of the TS Hamilton Fund. The Company is not a client of Two Sigma pursuant to the Investment Act of 1940, as amended.

2.Social Impact: We have an inclusive culture underpinned by teamwork and collaboration. As part of that, we have had an engaged and active Diversity, Equity and Inclusion ("DEI") Committee since 2018, made up of employee representatives from each of our key locations, across functions and seniority. We also have a diverse senior management team, with three of four of our group & underwriting platform CEOs being women. Notably, 45% of our Group Executive team and approximately 40% of our underwriting and claims leaders are female.
3.Underwriting: We are supportive of companies that are involved in the transition to alternative energy sources such as renewable energy, including wind and solar, and rolled out sustainability-specific underwriting guidelines in the third quarter of 2022.
4.Investments: We strive to deploy our invested capital responsibly with established guidelines that are regularly monitored to align with our corporate values. Our investment managers are guided by the United Nations Principles for Responsible Investment.
Our Competitive Strengths
We believe that our corporate tagline, “In good company” embodies who we are as an organization. As a good corporate citizen, we strive to ensure that everyone we interact with – our clients and business partners, our people, our shareholders and the communities we serve – feel they are in good company with Hamilton. Our promise is enhanced by the strengths of our differentiated business model, which include:

Scaled, diversified, and global specialty insurance and reinsurance operations
The scale we have built since our inception provides significant competitive advantages in the global markets we serve. We have grown our book both organically when market conditions were favorable, through product expansion and increasing client and broker channel distribution and inorganically, through the strategic acquisition of Pembroke Managing Agency and related entities, which included Pembroke Managing Agency (subsequently renamed Hamilton Managing Agency), Lloyd’s Syndicate 4000 and Ironshore Europe DAC (“IEDAC,” subsequently renamed Hamilton Insurance DAC or HIDAC), (all acquired entities hereinafter referred to as “PMA”) in 2019.

Our business mix is well-balanced between insurance and reinsurance, and is diversified across geographies, risks, clients and products, with a majority of our business coming from specialty and casualty lines. Since 2018, our portfolio has evolved from 32% to 57% insurance, with reinsurance declining from 68% to 43% (in each case, based on premium volume). For the year ended December 31, 2023, we recorded $2.0 billion of gross premiums written through our three principal underwriting platforms, with access to key markets around the world.

We believe that the scale and breadth of our book of business, our multiple underwriting platforms and product offerings allow us to dynamically respond to and manage market cycles, thus providing for more consistent performance and reduced volatility. We expect our recently launched Hamilton Select platform will continue to add business diversification and growth in the profitable hard-to-place niche of the U.S. E&S market. Hamilton Global Specialty and Hamilton Re expects to also provide growth prospects in the U.S. E&S market. Overall, we believe our disciplined approach to scale, risk assessment, and diversification enables us to deliver on our goals of long-term profitability.

Disciplined and data-driven underwriting approach

Our underwriting platforms are each led by teams of experienced underwriters who are specialized in their product areas and able to set terms and conditions in several lines of business. Their expertise is supplemented by our strong technical tools, which provide the insights that enable our underwriters to intelligently price and structure our products and portfolio, maintain diversification, and in turn deliver attractive risk-adjusted profitability. Our underwriters adhere to a disciplined underwriting philosophy and guidelines, seeking to underwrite only profitable risks. Our underwriters regularly review their books of business, to ensure they are growing in the most profitable areas and restructure or do not renew underperforming accounts, thus optimizing our business portfolio. They benefit from quarterly discussions with our GUC, which also reviews underwriting results, suggests strategic portfolio shifts, reviews risk appetites and tolerances for new and existing products and considers emerging risks and mitigation strategies together with our underwriting and executive leadership. Our review and risk selection processes are enhanced by our business intelligence and global management information system, Hamilton Insights, which is being expanded to provide all our underwriters with real-time data and self-service report generation to inform their underwriting decisions. Examples of the portfolio enhancing measures undertaken in the context of our Strategic Transformation since 2018 include: the launching of Hamilton Select and Hamilton Re US; the growth of our professional insurance lines; our purchase of loss portfolio transfer coverage (the "LPT") with a third party reinsurer in 2020 with respect to certain casualty risks for Lloyd’s Year of Account ("YOA") in 2016, 2017 and 2018; and the exit/remediation of certain unprofitable lines of business (e.g., agriculture and property binder business). The platforms have benefited from group-wide, third party best practice reviews commissioned by our GUC and the fact that variable compensation is tied primarily to underwriting profitability.

We actively manage our risk exposure on a centralized basis, in order to allocate capital efficiently and optimize our returns. For example, we monitor tolerances for natural catastrophe risks utilizing probable maximum loss modelling results ("PMLs") for multiple regions and perils and we have appropriately managed our PMLs during the varying market cycles. We believe our average annual current year natural catastrophe losses as measured as a percentage of tangible book value were lower than those of many of our peers as a direct result of these actions for the five-year period from 2019 to 2023.

Our methodical and disciplined approach to underwriting, bolstered by our experienced underwriting talent, collaboration with our GUC, strong analytics platforms, and the actions taken as part of the Strategic Transformation, have resulted in a reduction in our combined ratio by 36 percentage points since 2019. Our combined ratio for the year ended December 31, 2023, was 90.1%. Additionally, the combined ratio for our International segment for the year ended December 31, 2023 was 94.7% and the combined ratio for our Bermuda segment for the year ended December 31, 2023 was 84.9%.

Proprietary technology infrastructure

Underpinning our business are sophisticated proprietary technology and analytics platforms. Unburdened by legacy systems, our technological capabilities enable operational efficiencies as we continue to scale and allow for nimble decision-making in a competitive marketplace.

We have built proprietary systems including HARP, a catastrophe modeling and portfolio accumulation management platform used for all our natural catastrophe-exposed risks. Reflecting decades of industry experience, HARP enables precise modifications and loads to be applied to vendor catastrophe model results to produce the Hamilton View of Risk (“HVR”), the basis upon which all of our catastrophe modeling and accumulation management is conducted. HARP produces rapid management information and portfolio analytics to aid decision-making, and supports structural features such as reinstatement premium protections, cascading layers and trailing deductibles that many third-party systems are unable to handle. We believe HARP is one of the most sophisticated and user-friendly risk and exposure management systems in the industry.

The HVR enables us to manage natural catastrophe risk on a consistent basis, including pricing, underwriting, reserving, planning, capital modelling and accumulation management decisions. We believe that the HVR is materially complete and appropriate to the current risk landscape. We accomplish this through vendor catastrophe models that serve as a baseline and our proprietary tools, the mainstay of which is HARP, that allow us to make a number of significant adjustments, and our model intelligence team, that evaluates models and recommends changes. The HVR utilizes a long-term trend in its baseline and adjusts it to consider a combination of short-term variability such as warm sea-surface temperature, non-modeled perils, secondary uncertainty and severity loads (such as missing exposures, loss adjustment expenses, and potential model miss). In aggregate, the HVR produces loss estimates materially in excess of those provided by the baseline vendor models, but nonetheless may not be predictive of catastrophic events.

Our proprietary suite of technology also includes Timeflow (a global underwriting submission system), which enables us to digitize our submission intake process and orchestrate data entry across multiple systems, MINT (an underwriting workbench) which will, when fully deployed, enable our underwriters at Hamilton Select to fully digitize the quote/bind/endorsement process; and Hamilton Insights (our business intelligence and management information system), which is used by underwriters to gain insights on our business and make informed decisions.

Differentiated asset management capabilities with Two Sigma to further enhance returns

We have a unique asset management strategy as our investment-grade fixed income investment portfolio is complemented by our separate portfolio managed by Two Sigma within the TS Hamilton Fund. Our ability to generate positive risk-adjusted yields through our complementary investment portfolios differentiates us from our peers who generally only have traditional investment allocations, concentrated primarily in investment-grade, long-only fixed income securities.

The TS Hamilton Fund is designed to provide low-correlated absolute returns and high liquidity. Two Sigma seeks to control risk systematically through the use of proprietary portfolio management and risk management systems and techniques. Our current allocation to the TS Hamilton Fund is 43% of our invested assets. Separately, our fixed income portfolio consists of traditional investment-grade fixed income securities which are conservative, fixed maturity and short-term investments (average rating of “Aa3” and duration of 3.3 years at December 31, 2023) which is managed by two third-party investment managers. We believe that this balanced approach and unique access to the TS Hamilton Fund allows us to optimize our investment returns and drive additional shareholder returns that complement our underwriting operations.

Strong balance sheet with significant financial flexibility

As of December 31, 2023, we had consolidated GAAP shareholders’ equity of $2.0 billion, with limited intangibles. Our financial leverage ratio was 6.8% at December 31, 2023. Our capital position is enhanced by a highly liquid investment strategy, with assets in the TS Hamilton Fund diversified across investment strategies, instruments and thousands of positions in liquid global markets. As of December 31, 2023, 99% of the TS Hamilton Fund positions are level 1 assets as classified by ASC 820.

Our balance sheet is supported by our robust reserve position, which is above the estimate of our external actuarial selected indications.

Our Lloyd’s syndicate benefits from financial strength ratings of “A” (Excellent) from A.M. Best and “AA-” from each of S&P Global, KBRA and Fitch, all of which are NRSROs as defined under the Exchange Act. Our other insurance and reinsurance subsidiaries hold an “A-” (Excellent) rating from A.M. Best and an “A” rating from KBRA, each with a positive outlook. Maintaining strong ratings helps us demonstrate our financial strength to our policyholders, cedants and distribution partners and continues to unlock business.

Highly entrepreneurial and experienced leadership team fostering a distinctive and attractive culture

We consider ourselves a magnet for talent at all levels. Our executive officers are highly qualified and have an average of more than 20 years (and collectively over 230 years) of relevant experience in insurance and reinsurance. We are led by our Chief Executive Officer, Pina Albo, who has over 30 years of industry experience and was previously a member of the Board of Executive Management of Munich Re, and the first North American woman to hold such a role. Several of our executive officers have long histories of working together at other organizations and have held senior management positions at large, established carriers. Members of our executive and management team have joined us from a number of reputable carriers such as AIG, AXIS, Chubb, CNA, Everest, Kinsale, Munich Re, Partner Re and Renaissance Re.

Our corporate tag-line, “in good company”, underpins our employee value proposition and embodies our inclusive, entrepreneurial, and collaborative culture which drives our success in recruitment, development and retention of leading industry talent.

Our Strategy

We are a global specialty insurance and reinsurance company enhanced by data and technology, focused on producing sustainable underwriting profitability and delivering significant shareholder value. We intend to keep growing our diverse book of business by responding to changing market conditions, prudently managing our capital, and driving sustainable shareholder returns. The key pillars of our strategy include:

Prudently managing capital across different underwriting cycles

We seek to prudently manage our capital with the objective of effectively navigating different market conditions and generating strong underwriting margins throughout all market cycles. Our scaled and diversified platforms and product offerings and our broad industry relationships provide significant opportunity to underwrite our chosen classes of property, casualty and specialty insurance and reinsurance as market opportunities arise. Leveraging our disciplined underwriting approach, balance sheet strength and flexibility, and real-time technology prowess, we can respond dynamically to capture opportunities as markets evolve.

We believe the current market conditions for insurance and reinsurance are favorable for all of our underwriting platforms, and particularly favorable for property-exposed reinsurance lines. Given our broad product offering, we believe Hamilton Re is particularly well positioned to increase our writings across multiple lines of business and negotiate attractive program structures, as well as favorable terms and conditions. Hamilton Global Specialty is also capitalizing on current positive market conditions across its specialty insurance and reinsurance offerings. For example, our political violence team is currently growing its portfolio in an environment with much stronger pricing and improved terms and conditions given much greater demand for that product. We have also entered new lines of business where we see opportunity, such as the recent addition of marine hull. Hamilton Select is also benefiting from the increased flow of business and favorable market conditions in the U.S. E&S market where it is focused.

We believe our approach to managing capital across market cycles will allow us to grow our capital and fund the continued scaling of our business with our own resources. Our prudent approach to capital management may also allow us to return excess capital to investors over time, which may take the form of ordinary dividends, special dividends or share buybacks.

Driving sustainable underwriting profitability

One of our key strategic priorities is to produce sustainable underwriting profitability on the business we write and we believe we are well-positioned to do so following the Strategic Transformation. Our data-driven and disciplined underwriting processes position us to intelligently price and structure our products and our business portfolio. Our experienced underwriting, actuarial and catastrophe modeling teams rely on our strong technical tools and insights to inform underwriting decisions and drive additional benefits by regular collaboration with our GUC.

We maintain trusted and long-standing relationships with our clients and brokers, who we believe will continue to provide us with increased access to attractive business. Our disciplined underwriting approach has resulted in a reduction in our combined ratio by 36 percentage points since 2019. We expect to continue to leverage our robust underwriting processes, highly experienced teams, broad access to clients and brokers and real time analytics to address our clients’ needs and to garner attractive opportunities across all our underwriting platforms.

Pursuing disciplined and opportunistic growth of Hamilton Platforms

We see growth opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across all our underwriting platforms. In recent years the U.S. E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. Non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers.

We access the attractive U.S. E&S market via all three of our underwriting platforms.

•Hamilton Global Specialty writes U.S. E&S business on both its Lloyd’s and HIDAC platforms. It is an established specialty insurance market with specialized underwriting talent and strong broker and client relationships across the casualty, specialty and property insurance lines, and is well positioned for growth in this market.
•Hamilton Re is also well positioned for growth in the U.S. E&S insurance market given strong market conditions, with established teams in place for property insurance, excess casualty insurance and financial lines insurance.
•Hamilton Select, launched in 2021, further increases our access to the U.S. E&S insurance market at an opportune time. Hamilton Select plans to grow in the hard-to-place niche of the U.S. E&S market focused on small-to-medium sized risks, a segment which is expected to produce profitable results in all market cycles. Hamilton Select has a leadership and underwriting team with experience in its chosen hard-to-place niche from Kinsale, as well as other recognized companies, and also benefits from extensive distribution relationships in this attractive market segment.
We believe the access our three underwriting platforms have to U.S. E&S insurance business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

Reinsurance business offers a particularly attractive opportunity given the favorable rating environment at this time in the cycle and is expected to accelerate growth opportunities for us in the near term. A number of factors, including economic and social inflation, combined with higher interest rates and increases in the frequency and severity of natural catastrophe events in recent years, created a supply/demand imbalance and are driving the most favorable market conditions seen in decades. We are a recognized market with broad client and broker relationships and have low counter-party credit concentration with many of our insurance partners, providing ample headroom for us to grow.

Generating strong risk-adjusted returns for shareholders

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the TS Hamilton Fund and our investment grade fixed income portfolio, which is currently benefiting from strong interest rates. We plan to continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

Our Market Opportunity
We believe we have significant opportunities to capture profitable risk-adjusted returns from sustained favorable property and casualty insurance and reinsurance market conditions due to our scale, disciplined underwriting, and financial and operating flexibility as well as our low counterparty credit concentration. The global macroeconomic and social environment continues to drive favorable demand for insurance and reinsurance products. In recent years, rate increases have been required to keep pace with the increased frequency and severity of natural catastrophe events globally, which has been impacted by changing weather patterns, as well as inflation, increased geopolitical tensions and other risks that have grown or emerged. As a result, the global commercial insurance industry has seen continued price increases. We believe that the combination of these and other factors, particularly those listed below, will continue to drive market opportunities for our business:

•Continued growth of the U.S. E&S market: We access the attractive U.S. E&S market via all three of our underwriting platforms and believe that such access to U.S. E&S business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles. The non-admitted U.S. insurance market, also known as the U.S. E&S or surplus lines market, is experiencing a period characterized by surging growth and attractive rates and terms and conditions. U.S. E&S surplus lines insurance focuses on insureds that generally cannot purchase insurance from standard market or admitted market insurers due to perceived risk related to their businesses. U.S. E&S surplus lines carriers are generally permitted to craft the terms of the insurance contract to suit the particular risk they are assuming. Also, U.S. E&S carriers are, for the most part, free of rate regulation. More specifically:
•Most states require an agent to seek coverage from the standard or admitted market and verify they were declined by that market before they may seek coverage from the surplus lines market through a licensed surplus lines broker. This process is often referred to as “diligent effort.” Additionally, some states use “export lists” to regulate the flow of business between the admitted and non-admitted markets. An export list outlines the types of insurance products and coverages the state allows to go to the surplus lines market without a diligent search of the standard market.
•Standard market carriers are generally required to use approved insurance forms and to charge rates that have been authorized by or filed with state insurance departments; they are backed by a state guarantee fund. U.S. E&S business is not backed by any state’s guarantee fund, and in many states may only write coverage for an insured after they have been denied coverage by the standard market and signed declarations stating that the insured is aware that it will not have access to any state guarantee funds should these subsidiaries be unable to satisfy their obligations. Consequently, Hamilton Select , Hamilton Global Specialty and Hamilton Re may be able to provide more restrictive coverage and thereby limit exposure to loss by either excluding coverage or providing a sub-limit on coverage. As coverage is not available in the standard market, non-admitted carriers may be able to charge premiums exceeding the standard market risk charge for a narrower scope of coverage. The non-admitted market coverage form is typically modified to address the specific risk characteristics of accounts that are pushed out of the admitted market, and the pricing is adjusted to reflect the elevated risk potential. The non-admitted market policy wording may be modified to further restrict and limit coverage, and the pricing may be surcharged to account for the elevated risk for these distressed commercial accounts. It is management’s belief that non-admitted business is expected to produce profitable results in all market cycles.

•Recently, there has been a persistent flow of business from the admitted market into the non-admitted U.S. E&S surplus lines channels, which has resulted in U.S. E&S surplus lines becoming a larger share of the overall insurance market in the U.S. In addition, the macroeconomic and social environment continues to drive demand for specialized insurance solutions due to both increasing and more complex risks. Based on publicly available industry data, the growth of the U.S. E&S market has outperformed the property & casualty industry average over the last five years. We have capitalized on this growth via the insurance products offered by both our Hamilton Global Specialty and Hamilton Re platforms for some time, and most recently, with the launch of our Hamilton Select platform. Hamilton Select operates exclusively in the U.S. E&S market, offering insurance to small-to-mid-sized hard-to-place commercial risks, an attractive niche of the U.S. E&S market.
•Greater demand for insurance and reinsurance from our clients because of the macroeconomic environment: Global economic and industrial development, greater product awareness and distribution, economic and social inflation and increases in natural catastrophes and geopolitical tensions, such as the conflict in Ukraine, continue to drive an increase in our clients’ need for insurance and reinsurance products underwritten by strong, trusted companies. While we are no longer covering the Ukraine/Russia conflict due to policy exclusions, opportunities have arisen in the lines of business that were impacted by the conflict, such as aviation, war and terror, and marine and energy. These lines of business are generally written on a worldwide basis and have seen higher pricing and more favorable terms and conditions since the Ukraine/Russia conflict started in February 2022.
•Hard market with attractive pricing and investment environment for the medium term: Significant annual industry-wide losses since Hurricanes Harvey, Irma and Maria in 2017, including the COVID-19 pandemic, the ongoing conflict in Ukraine, Hurricane Ian in 2022, and strong severe convective storm and wildfire activity in 2023 have led to significant year-on-year rate increases across multiple classes of business including property catastrophe, casualty and specialty lines. Many insurers that sustained increased losses have reevaluated their portfolios and exited certain classes of business, creating a shortfall of capacity in certain lines and new opportunities for us. We believe that the hard market conditions will continue to provide opportunities for us to capitalize on these favorable conditions as well as provide access to new business and clients, and achieve or sustain rate increases and improved terms and conditions, while allowing us to maintain disciplined risk selection. In addition, we believe that increased interest rates in our fixed income portfolio, as well as our exclusive access to Two Sigma investment strategies, will allow us to complement our underwriting income with attractive investment returns.
•Need for strong and experienced counterparties given limited capacity: Some of our competitors with sustained and increased underwriting losses or reduced balance sheet capacity exited or reduced writings in selected lines of business, causing a supply dislocation in the market relative to the growing demand for risk capacity in certain lines such as property insurance and reinsurance. We are a valued, established and proven industry partner and, given the strength and flexibility of our balance sheet, the breadth of our product offerings, our low counterparty credit concentration and our recognized and experienced team, we have the ability to expand our business selectively where opportunities arise. Our growing and extensive client and broker relationships, the clarity of our risk appetite and the consistency of our approach resonates well with our business partners and we believe will afford us increased access to attractive new business. In light of this, we believe we can continue our proven track record of being responsive to our clients’ needs, while maintaining disciplined underwriting and risk-adjusted returns for our shareholders.

Our Business
We operate three principal underwriting platforms categorized into two reporting business segments: International and Bermuda. Our three underwriting platforms, with dedicated and experienced leadership, provide us with access to diversified and profitable key markets around the world. Across these global operations, we generated $2.0 billion of gross premiums written for the year ended December 31, 2023.

The following charts represent our gross premiums written by reporting segment, insurance and reinsurance mix, and class of business for the year ended December 31, 2023.

Gross Premiums Written: By Segment	Gross Premiums Written: Insurance / Reinsurance	Gross Premiums Written: Class of Business

Our Products
The table below presents gross premiums written in each of our reporting segments for each of the most recent three years.

	December 31, 2023	December 31, 2022	November 30, 2021
International	$1,105,522	$933,241	$892,292
Bermuda	845,516	713,432	554,259
Total gross premiums written	$1,951,038	$1,646,673	$1,446,551

International comprises 57% of the total 2023 gross premiums written and includes Hamilton Managing Agency Limited (“HMA”), as managing agent to Hamilton Syndicate 4000 (wholly aligned syndicate), HIDAC, and Hamilton Select.

Bermuda comprises 43% of the total 2023 gross premiums written and includes Hamilton Re and Hamilton Re US.

International

Our International segment includes both the Hamilton Global Specialty and Hamilton Select platforms. Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance and reinsurance products for medium to large-sized accounts and specialty reinsurance for a variety of global insurance companies. Its business is distributed via Lloyd’s Syndicate 4000 and HIDAC in Ireland. Hamilton Select, our recently launched U.S. domestic E&S carrier, writes casualty insurance for small to mid-sized commercial clients in the hard-to-place niche of the U.S. E&S market. Hamilton Select does not write any property business. Across the International segment, insurance business made up approximately 90% of gross premiums written, while specialty reinsurance makes up approximately 10% for the year ended December 31, 2023. The International segment is supported by over 100 underwriters.

The portfolio of business written within our International segment is broadly diversified with low volatility and focuses on medium to large-sized accounts. The 2024 syndicate business forecast approved by Lloyd’s gives Syndicate 4000 capacity of £550 million. In addition to the capacity at Lloyd’s, Hamilton Global Specialty writes business using its Irish subsidiary company, HIDAC. Hamilton Select, our U.S. E&S platform, also operates under our International segment and focuses on small to mid-sized hard-to-place accounts.

Gross Premiums Written: Class of Business	Gross Premiums Written: Insurance / Reinsurance

Our International segment includes:

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Property	$134,450	$127,424	$197,471
Casualty	490,465	463,397	323,192
Specialty	480,607	342,420	371,629
Total gross premiums written	$1,105,522	$933,241	$892,292

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Insurance
Fixed	$468,749	$370,653	$344,384
Proportional	522,769	466,987	392,331
Total insurance	$991,518	$837,640	$736,715
Reinsurance
XOL	$38,842	$27,488	$69,045
Proportional	75,162	68,113	86,532
Total reinsurance	114,004	95,601	155,577
Total gross premiums written	$1,105,522	$933,241	$892,292

Property Lines
Property business written by our International segment accounted for 12% of gross premiums written as of the year ended December 31, 2023. Our underwriting strategy is to minimize catastrophe exposure. The property book is predominantly made up of U.S. E&S insurance business with a weighting in favor of the industrial and commercial sectors, binding authority business, comprising non-standard commercial and residential risks, and specialist sectors, including terrorism, power generation, engineering and nuclear risks. The property insurance book is written on both a direct and facultative basis, as well as through a specialist property binders division. The property products include:

Property (Direct & Facultative): We offer all risks coverage, business interruption, machinery breakdown, natural perils, and physical loss or damage. This is a global account with a concentration of business in North America. The balance of business is written in Australasia, Latin America, the Middle East and South Africa.

Property Binders: We target small and medium-sized enterprises low-hazard commercial portfolios, mostly low attritional coastal appetite, personal lines business, excluding habitational risk, difference in conditions – flood and earthquake portfolios and specialty financial institution lines including mortgage impairment and lender-placed property. The portfolio is predominantly written for risks across the United States/North America.

Casualty Lines

Casualty business within our International segment accounted for 45% of gross premiums written as of the year ended December 31, 2023. Our casualty products include:

Financial Lines: Our financial lines book targets corporate entities rather than retail exposure. We write a diversified portfolio across a broad range of financial institutions including asset managers, funds, building societies, financial exchanges, retail and commercial banks, private equity/venture capital firms, stockbrokers, private banks, development banks, merchant/investment banks, insurance companies and trust companies. This is a global account with a concentration of business in the United Kingdom, the United States, Canada, the Caribbean, Australia and a key presence in emerging markets.

Professional Lines: Our professional lines book covers international professional indemnity ("PI") U.S. PI, medical malpractice and directors & officers (“D&O”). We target a diversified portfolio for which the cornerstone is a strong international PI account supported by carefully selected commercial D&O. Key areas include specialist engineers, lawyers and miscellaneous business. We deliver our professional lines through a mixture of multi-class facilities for small businesses or via bespoke products designed for more specialized risks, such as auction houses, protection & indemnity ("P&I") club managers and classification societies. This is a global account with a concentration of business in the United Kingdom, United States, Canada and the Caribbean.

Environmental: We help manage risks in the areas of pollution liability aimed at safeguarding business owners from pollution claims arising from a variety of environmental threats related to liability from managing, leasing or owning real estate assets, professional liability, contractors’ pollution liability, commercial general liability, and manuscript solutions. With our global presence, we have the capability to underwrite cross-border transactions and deals and the ability to underwrite risks in various international jurisdictions including Canada, the United Kingdom, Europe, Asia, Latin American and the Caribbean.

Excess Casualty: Our industry class offering is broad and includes medium to large companies. We also provide cover for U.S. construction companies for both practice and project-specific policies over a wider range of construction from mid-size commercial projects through to major infrastructure projects. We target U.S.-domiciled entities with U.S. and global exposures.

Mergers & Acquisitions: Our mergers & acquisitions book offers warranty and indemnity insurance, which covers unknown and unforeseen loss arising from breaches of the warranties under an acquisition agreement, as well as contingent risk insurance, which covers known and quantifiable loss arising out of specific (low-risk) issues identified during a transaction diligence process. We work with private equity houses, financial institutions, global corporates and management teams of all sizes and have broad appetite for all target companies, business or assets. We have a global presence and capabilities to underwrite cross-border transactions and deals with operations in various international jurisdictions. At present, our focus is on U.K., European and Asia Pacific targets. A typical transaction enterprise value for primary terms is between $70 million and $700 million.

Cyber: Our cyber book is global and focused on financial institutions, utilities, retailers and the healthcare and hospitality industries. It includes cyber liability, as well as optional coverage, including technology errors and omissions, payment card industry fines and penalties, cybercrime and fraudulent instruction. Our cyber liability provides affirmative coverage for hardware and software replacement costs, voluntary shutdown and ransom events. Optional coverage includes: technology errors and omissions, payment card industry fines and penalties, cybercrime, telephone fraud and electronic fraudulent instruction. Expert underwriting enables us to cover a diverse and wide-ranging spread of industries and territories with a particular focus on financial institutions, utilities, retailers and the healthcare and hospitality industries. We provide global coverage with a concentration of business in the United States, Europe and the Middle East.

U.S. Energy: We help manage risks in the areas of excess liability coverage for a minimum attachment of $5 million for upstream energy, select midstream energy, downstream energy and renewable energy. We target classes such as contracting/servicing, engineering/consulting, down hole exposures and manufacturing/distributors and rentals. This class only underwrites energy-oriented risk in the United States.

Specialty Lines

Specialty business within our International segment accounted for 43% of gross premiums written as of the year ended December 31, 2023. Our specialty products include:

Accident & Health (A&H): Our A&H book includes individual and group accidental death and disability, worldwide excess of loss, medical expenses and kidnap and ransom cover. The book is split into three parts: personal accident (“PA”), PA catastrophe, and medical expense reimbursement. We also write sports and non-sports coverage in various locations around the world. The A&H team is a recognized market leader and provides protection for both groups and individuals covering a broad variety of trades, company sizes and a diverse spread of occupational classes. This is a global account with a concentration of business in the United Kingdom, the United States, Canada and the Caribbean and a significant presence in the European Union.

Political Risk/ Political Violence (PR/PV): Our PR/PV book includes cover for confiscation and contract frustration, trade credit and war and terrorism, and it is written on a worldwide basis. We offer protection against frustration of, or default on, contracts with governments, state-owned entities and private entities, and protection for overseas investments or simpler assets operated abroad against risks of confiscation and political violence and for risks of currency inconvertibility and non-transfer in remitting funds. We target financial institutions and banks, overseas investors, traders, exporters, telecommunications companies, drilling/oil companies and contractors/infrastructure projects. This is a global account, except for territories subject to sanctions.

Fine Art & Specie: Our fine art & specie book includes a variety of fine art & specie risks and high value cargo. Fine art risks include private and corporate collections, museums, exhibitions, galleries, auction houses and musical instruments. Specie risks include bullion, excess vault, safe deposit boxes, excess securities investor protection corporation/Canadian investor protection fund and mining risks. High value cargo includes classic car collections, specialist motor, motor sport and wine collections. We write such business on a worldwide basis via a selective number of specialist partners and also through Hamilton’s consortium which writes on behalf of third-party capital, providing additional capacity as required.

Marine/Energy: Our marine and energy book includes both traditional marine liability and energy liability. This product area includes international onshore and offshore energy business. Coverage is provided on an excess basis to a broad range of operations such as marine (vessel operators and charterers, ship repairers, terminal operators, port authorities and pollution) and energy (on and offshore, upstream and midstream operators, drilling contractors, service contractors and pipeline operators). This is a worldwide book, with a focus on North America and Europe.

War & Terrorism: We underwrite predominantly physical loss or damage and business interruption for the following: terrorism and sabotage, riots, strikes, civil commotion, malicious damage, full political perils, terrorism liability, aviation war liability, marine war and cargo war, and events coverage due to a terrorism act or threat. We cater to business sectors across the spectrum including real estate, retail, banks and finance, hospitality and leisure, construction, manufacturing, power utilities, energy, specie and fine art, schools and educational institutions, telecommunications, transportation, marine and cargo, and municipalities. We underwrite such business on a worldwide basis and also lead a consortium for U.S.-based terrorism business with over half a billion dollars of capacity.

Kidnap & Ransom: We started this class of business in 2021 with a dedicated team with over 45 years’ combined underwriting experience. We offer coverage for the following types of events: kidnap, extortion, detention, disappearance, hostage crisis, product extortion, threat, virtual kidnap, business interruption, child abduction, political evacuation and repatriation, workplace violence, and product extortion recall and destruction. We partner with Crisis24 which has 30 years of experience and infrastructure in 45 countries, and Holman Fenwick Willan LLP, an international law firm widely recognized as the leading global law firm managing and resolving incidents in complex and hostile environments. We underwrite such business on a worldwide basis.

Space: We cover mainly geo communication satellites but also imaging and weather satellites and cargo missions to the International Space Station. The business is 80% launch and 20% in orbit. We target satellites, covering their entire lifespan from launch to in-orbit testing and during their commercial exploitation. These include telecommunication satellites in geostationary orbit as well as observation, navigation, meteorological, scientific and government satellites.

Upstream Energy: We specialize in onshore and offshore oil and gas exploration and production (“E&P”). We offer package-based policies including first-party property damage, operators’ extra expense, third-party liability and business interruption. We also consider the specialist areas of the Gulf of Mexico named windstorm and construction business. Our target market includes a wide range of operators within the upstream energy sector. This includes E&P companies of all sizes, state oil companies, multinationals and independent operators. Our target scope also extends to both drilling and service contractors within the oil and gas industry. This is a global account with a concentration of business in the key offshore oil and gas regions including the North Sea, Gulf of Mexico, Asia Pacific, Australasia and offshore West Africa.

Surety Reinsurance: We focus on the Latin American market with facultative surety bonds, proportional and non-proportional treaties. We are a facultative reinsurer, not limited to inwards reinsurance treaty relationships, and can consider regional principals and complex contracts.

Treaty Reinsurance: We target marine treaty, energy treaty with upstream, midstream and downstream available, war and terror treaty, aviation treaty and ancillary interests. We offer all forms of pro rata and excess of loss treaty. This is a global account with a worldwide remit, with key exposures in the United States, Europe and Japan.

Hamilton Select

As a U.S. domestic non-admitted carrier, Hamilton Select can restrict coverage and thereby limit exposure to loss by either excluding coverage or providing a sub-limit on coverage. As coverage is not available in the standard market, non-admitted carriers may be able to charge premiums exceeding the standard market broad coverage risk charge for a narrower scope of coverage. The starting basis for non-admitted policy forms and rates are typically the admitted market policy forms and rates. The non-admitted market coverage form is typically modified to address the specific risk characteristics of accounts that are pushed out of the admitted market, and the pricing is adjusted to reflect the elevated risk potential. The non-admitted market policy wording is typically modified to further restrict and limit coverage, and the pricing is surcharged to account for the elevated risk for these distressed commercial accounts.

Hamilton Select offers the following products in the United States to small-to-mid-sized hard-to-place and distressed accounts:

Allied Medical: We offer coverage for long-term care facilities such as independent living and assisted living, social services such as adoption and foster care, counseling, drug & alcohol rehab, adult day care, shelters and halfway houses, group homes for people with developmental or physical disabilities, and miscellaneous healthcare facilities, such as home health care, staffing (non-physician), physical therapy, hospice agencies and cannabis dispensaries.

Management Liability: We write primary and excess private company and not-for-profit director’s and officer’s liability, employment practices liability and fiduciary liability for diverse types of operations.

Medical Professionals: Our risk appetite includes physicians/surgeons, dentists and other medical providers such as chiropractors, podiatrists, nurse practitioners, and physicians’ assistants. Accounts falling into this space typically include those providers that have had licensing issues, substance abuse issues, adverse loss history, patient boundary/ethics issues, have been non-renewed due to practice/services offered or have had gaps in coverage.

Professional Liability: The clients we target include architects, engineers, accountants, insurance agents, lawyers, and real estate professionals, who work across a wide variety of industries. Professional liability insurance protects against claims related to professional negligence.

Excess Casualty: We write supported or unsupported excess over general liability, employers’ liability, automobile liability, liquor liability, incidental foreign liability, owners and contractors protective liability (“OCP”) and more. Our risk appetite includes contractors, products manufacturing / importing, and various other areas including restaurants/bars/nightclubs, entertainment, security firms and hospitality (bakeries and shops).

Energy: We target contractors, exploration and production companies, manufacturers, distributors, professional services, and renewables within the energy industry. We provide general liability, professional liability, time element pollution and related coverages on both a primary and excess basis. Our excess coverage is available supported or unsupported and can include underlying auto liability and employers liability.

General Liability: We write general liability including products/completed operations for a broad selection of owners, landlords, and tenants liability (“OL&T”)/premises-driven risks. Our risk appetite includes habitational, hospitality, lessor’s risk only, and mercantile & other classes.

Products Liability & Contractors: We will write general liability or products liability on an occurrence and claims-made form for a broad selection of risks. Our products liability risks include manufacturers, importers, and distributors of commercial, industrial and consumer goods. Our contractors liability risks include commercial, residential, and industrial operations on a practice policy, project specific, or OCP form.

Small Business Casualty: We focus on a broad selection of industries from construction to OL&T risks. Our target classes include general and trade contractors, as well as premises-driven accounts including real estate, hospitality, and habitational businesses.

Bermuda
Our Bermuda segment encompasses the Hamilton Re platform on which we write property, casualty and specialty reinsurance business on a global basis as well as high excess insurance products, predominantly to large U.S.-based commercial clients. Hamilton Re US writes casualty and specialty reinsurance business predominantly for U.S.-domiciled insurers. Reinsurance business accounted for 86% of gross premiums written as of the year ended December 31, 2023, while insurance business accounted for 14%. Our reinsurance business is written on either a proportional or on an excess of loss basis. The Bermuda segment is supported by over 20 underwriters.

Gross Premiums Written: Class of Business	Gross Premiums Written: Insurance / Reinsurance

Our Bermuda segment includes:

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Property	$318,297	$309,051	$281,795
Casualty	402,731	262,795	154,927
Specialty	124,488	141,586	117,537
Total gross premiums written	$845,516	$713,432	$554,259

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Insurance
Fixed	$120,973	$99,838	$85,366
Proportional	—	—	—
Total insurance	$120,973	$99,838	$85,366
Reinsurance
XOL	$394,914	$367,349	$294,205
Proportional	329,629	246,245	174,688
Total reinsurance	$724,543	$613,594	$468,893
Total gross premiums written	$845,516	$713,432	$554,259

Property Lines
Our Property business includes property reinsurance, comprised of excess of loss and proportional reinsurance, which generally covers natural and man-made catastrophes. We also write property insurance, which is predominantly provided to large U.S. commercial companies. Property business written by Hamilton Re accounted for 38% of gross premiums written as of the year ended December 31, 2023. Hamilton Re’s property insurance business provides both insurance and facultative coverage for business interruption, machinery breakdown, natural perils, and physical loss or damage globally, and predominantly to large U.S.-based commercial clients. Key property products include:
•Property Reinsurance: The property reinsurance business provides proportional, aggregate, excess of loss and retro products which generally cover natural and man-made catastrophes. We provide a worldwide territorial scope and offer capacity with reinstatable or single-shot limits.
•Property Insurance: We offer all-risks coverage, business interruption, machinery breakdown, natural perils, and physical loss or damage, predominantly to large U.S.-based commercial risks. The cover is written globally, with a concentration of business in North America.
Casualty Lines
Our Casualty business in our Bermuda segment is written by both Hamilton Re and Hamilton Re US and accounted for 47% of gross premiums written as of the year ended December 31, 2023. It is comprised of both insurance and reinsurance business. Casualty insurance business is written in Bermuda only and exclusively on an excess of loss basis. This cover is generally provided to large U.S. commercial companies, rail companies, energy companies and financial institutions on a worldwide basis. Casualty reinsurance business is written on a proportional and excess of loss basis covering worldwide exposures. The lines of business offered for Casualty reinsurance include general liability, umbrella/excess liability, D&O, errors & omissions (E&O) and environmental.
Casualty Reinsurance

Casualty reinsurance is written by both the Bermuda and U.S. teams and is written on a proportional and excess of loss basis covering worldwide exposures. Cover provided includes:

•General Liability: We protect a wide variety of general liability covers including premises, products completed operations and liquor liability. We offer treaty capacity globally on a proportional and excess of loss basis.
•Umbrella & Excess Casualty: We protect umbrella and excess casualty programs written on occurrence, claims-made or integrated-occurrence bases. We offer treaty capacity globally on a proportional and excess of loss basis.
•Professional Liability: We protect a wide variety of professional lines, including director’s and officer’s liability, employment practices liability, lawyers’ professional liability, and errors and omissions liability. We offer treaty capacity on pro rata and excess of loss bases. Our coverage is worldwide with an emphasis on North America.
•Workers’ Compensation & Employers’ Liability: We protect workers’ compensation and employers’ liability cover globally on both a proportional and excess of loss basis.
•Personal Motor: We protect motor liability, property damage and personal accident for all types of motor policies. We offer treaty capacity on proportional, excess of loss or retrocessional basis. Our current emphasis is in the United Kingdom.
•Commercial Motor: We offer commercial motor reinsurance to protect motor liability, property damage and personal accident liability for commercial vehicles. We provide treaty capacity on a proportional and excess of loss basis, predominantly in North America.
•Healthcare: Our product protects programs such as medical malpractice, hospital professional liability, long-term care, managed care, errors and omissions, and physicians’ liability. We offer cover globally on both a proportional and excess of loss basis, with limited reinstatements.

•Multiline: We provide reinsurance for any combination of general liability, motor, professional lines, healthcare, umbrella and excess casualty, and workers’ compensation/employers’ liability. We will also consider programs that support business that forms part of our property and specialty lines. We offer treaty capacity globally on both a proportional basis and excess of loss basis, with a preference for limited reinstatements.
Casualty Insurance

The Casualty insurance business provides cover on an excess of loss basis only.

•Excess Casualty: Excess liability insurance is provided predominantly to large U.S. commercial companies, rail companies and energy companies. We write business on a worldwide basis, supporting a wide range of industries, including, but not limited to, chemicals, construction, consumer goods, energy, food and beverage, hospitality, manufacturing – consumer and industrial, OL&T, rail and transportation, retail, and utilities.
•Financial Lines Insurance: The financial lines insurance is predominantly directors and officers, errors and omissions, employment practices liability and transactional liability cover provided predominantly to financial institutions and large U.S. commercial companies on a worldwide basis.
Specialty Reinsurance

Our Specialty business is reinsurance only, made up of several sub-classes. Specialty business accounted for 15% of gross premiums written as of the year ended December 31, 2023. The book is comprised of reinsurance only and covers several sub-classes, including marine and energy, space, aviation, construction, and political violence, war and terror, written on both a proportional and excess of loss basis. Key specialty products include:

•Aviation & Space: Our aviation & space book covers airline, airport, aerospace, satellite launches and orbits, and general aviation risks globally on a proportional, excess of loss or retrocessional basis.
•Marine & Energy: Our marine & energy book covers a broad portfolio of global marine and energy risks, including marine hull, marine liability including international group, cargo, and upstream, midstream and downstream energy risks which are on a proportional, excess of loss or retrocessional basis.
•Crisis Management: Our crisis management book covers risks associated with war, terrorism and political violence. We also have the capacity to offer risks associated with contingency, piracy and kidnap and ransom cover. Our products can be provided globally on a proportional or excess of loss basis.
•Mortgage: We provide excess of loss reinsurance predominantly to government-sponsored entities of U.S. residential mortgages.
•Financial Lines: Financial lines reinsurance includes political risk, trade credit, surety and other credit-related products. We offer proportional, excess of loss, stop loss or retrocessional capacity on a worldwide basis.
•Accident & Health: We offer coverage for personal accident, life and travel portfolios on a risk and catastrophe basis. Our global coverage can be structured on a proportional or excess of loss basis.
•Multiline: We offer multiline reinsurance coverage across multiple specialty lines – generally marine and energy, aviation and crisis management covers. We offer coverage globally on a proportional, excess of loss or retrocessional basis.

Marketing and Distribution of our International and Bermuda Businesses
The knowledge, experience and relationships of our senior management team provide us with global access to insurance and reinsurance brokers, agents and clients. We believe we have strong market relationships with the world’s top insurance and reinsurance brokers and agents, including Aon, Marsh McLennan, WTW and a number of U.S., Bermuda and London market wholesale brokers. We also have close relationships with a number of mid-tier and smaller specialty brokers. Some of our products, such as those in our A&H account, are also distributed through managing general agents (“MGAs”) and managing general underwriters (“MGUs”). We believe our distribution relationships are differentiated and strengthened by the knowledge and experience of our senior management team and the long history of industry partnerships they have developed over many years. These relationships facilitate our strategic expansion into additional lines of business that we find attractive and consistent with our core strengths and expertise.

Hamilton writes insurance business on a non-admitted (U.S. E&S) basis through wholesale brokers, surplus lines brokers and reinsurance brokers.

Gross premiums written by broker, showing individually where premiums were 10% or more of the total in any of the last three years, were as follows:

	2023	2022	2021
Marsh McLennan	24%	25%	24%
Aon	17%	18%	19%
WTW	4%	5%	11%
All others/direct	55%	52%	46%
Total	100%	100%	100%

The International segment, excluding Hamilton Select, includes a variety of business across many clients on a worldwide basis, which provides us with a broad spread of risk. We are not dependent on any single client for our business and have a wide variety of distribution channels. These distribution channels include our MGA in the United States, HMGA Americas, third-party coverholders and both Lloyd’s and non-Lloyd’s brokers.

Our International segment includes business from several large national and international brokers and a number of smaller specialized brokers. With respect to our International segment, our 10 largest brokers (by amount of gross premium written for the Company) accounted for an aggregate of approximately 59% of our gross premiums written in 2023, with the largest broker, Marsh McLennan, accounting for approximately 13% of our gross premiums written. The second largest broker, Aon, accounted for approximately 7% of our gross premiums written.

Our Bermuda segment business is accessed through wholesale and reinsurance brokers. With respect to our Bermuda segment, our largest broker (by amount of gross premium written for the Company), Marsh McLennan, accounted for approximately 38% of gross premiums written. The second-largest broker, Aon, accounted for approximately 30% of our gross premiums written in 2023.

Reinsurance
We strategically purchase reinsurance and retrocession from third parties. This enhances our business by protecting capital and reducing our exposure to volatility from adverse claims events (either large single events or an accumulation of related losses).

Based upon the HVR, we estimate that the probability of exhausting our core outwards property catastrophe coverage is approximately 1%. We also have the ability to adjust our models for the potential increase in frequency of these events. Our pricing and accumulation management in respect of natural catastrophe exposures is managed within our proprietary platform, HARP, and is performed using the HVR. The HVR incorporates bespoke loads and adjustments at various levels of granularity, which in aggregate represents a material load over and above the loss exposure produced from the unadjusted vendor models that we use. The adjustments include allowance for the potential for increased frequency and severity of natural catastrophes over time, as well as for several other factors that could cause us to be exposed to increasing claims trends from natural catastrophes. See “––Our Competitive Strengths––Proprietary technology infrastructure” for additional information on the HVR.

Our reinsurance purchases include a variety of quota share and excess of loss treaties and facultative placements, depending on the class of business. In 2023, we ceded 30% of premium from the International segment and 16% from the Bermuda segment.

We carefully manage our counterparty credit risk by selecting outwards partners of adequate financial strength. For the outwards program placed for 2023, all of the effective outwards limit is ceded to reinsurers and retrocessionaires with a credit rating of “A-” (Excellent) by A.M. Best (or an equivalent rating by S&P Global), or better, or who are collateralized.

Reserves

The estimated reserve for losses and loss adjustment expenses (“loss reserves”) represents management’s best estimate of the unpaid portion of the Company’s ultimate liability for losses and loss adjustment expenses for insured and reinsured events that have occurred at or before the balance sheet date, based on its assessment of facts and circumstances known at that particular point in time. Loss reserves reflect both claims that have been reported to the Company (“case reserves”) and claims that have been incurred but not reported to the Company (“IBNR”).

Loss reserves are complex estimates, not an exact calculation of liabilities. Management reviews loss reserve estimates at each quarterly reporting date and considers all significant facts and circumstances known at that particular point in time. As additional experience and other data becomes available and/or laws and legal interpretations change, management may adjust previous estimates. Adjustments are recognized in the period in which they are determined and may impact that period's underwriting results either favorably (when current estimates are lower than previous estimates) or unfavorably (when current estimates are higher than previous estimates).

Investments

Our investment strategy is focused on delivering a combination of stable investment income and low-correlated absolute returns. The goal is to produce a total return throughout all market cycles while maintaining appropriate liquidity and credit quality to support our underwriting activities and meet the requirements of customers, rating agencies and regulators.

We maintain two segregated investment portfolios: a fixed maturity and short-term investment portfolio and an investment in the TS Hamilton Fund. The investment portfolio allocation as at December 31, 2023, is 43% in the TS Hamilton Fund, 46% in fixed income and short-term investments and 11% in cash and cash equivalents.

•The fixed income portfolio is structured to focus primarily on the preservation of capital and the availability of liquidity to meet our claims obligations. The strategy is to maintain a portfolio that is well-diversified across market sectors and to generate attractive returns on a risk-adjusted basis over time. This portfolio is also used to provide security for our credit facilities. The fixed income investment portfolio is managed by two external investment managers - DWS Investment Management Americas, Inc. (“DWS”) and Conning Asset Management Limited (“Conning”). There are no provisions in the investment management agreements with DWS and Conning that would prevent the Company’s ability to liquidate its holdings in the fixed income portfolios if additional liquidity were required. The agreements each contain standard commercial terms related to fixed income portfolio management and customary fees. Subject to the investment objectives, restrictions and guidelines, DWS and Conning are appointed as the discretionary manager of all cash, securities and other assets within the respective portfolios. The agreement with DWS is effective until canceled by either party with not less than 30 days’ prior written notice to the other party. The agreements with Conning are effective until canceled by the Company with not less than 30 days’ or 60 days’ prior written notice to Conning, depending on the specific portfolios under management, or by Conning with not less than 90 days’ prior written notice to the Company.

•The TS Hamilton Fund was developed as a highly customized set of exposures to certain macro and equity strategies and designed to provide an uncorrelated market return profile with moderate volatility and high liquidity, while governed by a rigorous and proprietary risk management framework.

The Investment Committee of our Board of Directors establishes our investment policy and guidelines. The Investment Committee monitors our investment results and performance against our investment objectives, guidelines, benchmarks, and risk appetite contained in the investment policy. Our investment policy contains guidelines on permitted assets and prohibited asset classes, minimum criteria for credit quality, duration benchmarks, liquidity requirements and sustainability parameters.

We manage interest rate risk by structuring our fixed income portfolio so that the economic impact of an interest rate shift on the portfolio is comparable to the corresponding impact on the related liabilities. We believe that duration matching of our financial assets and underwriting liabilities mitigates the overall interest rate risk on an economic basis.

Claims

We have experienced claims teams embedded within each underwriting platform, consisting of over 35 in-house claims professionals, many of whom are attorneys. Most of our claims are handled by our in-house claims team, but third-party administrators are also utilized in certain instances, for example, in the handling of certain legacy business lines.
Effective claims management allows for timely and accurate review, processing and payment of valid claims, a directive which is at the heart of the contracts entered into between Hamilton and its policyholders. Further, effective claims management ensures we do not pay claims which are not covered or excluded, all of which contributes to the preservation of Hamilton’s capital base and overall level of service provided by Hamilton.

The key responsibilities of the claims teams include:

•The management of individual claims, which includes processing, analyzing, establishing case reserves and paying valid claims under the insurance and reinsurance contracts entered into by Hamilton. This can include the appointment of third-party experts such as forensic accountants, adjusters or consultants.
•Leading the process of collecting and coordinating relevant information to enable the estimation of catastrophe losses and, in conjunction with the actuarial and underwriting teams, continue to regularly monitor and update these estimates.
•The management of coverage disputes, including the appointment of outside experts where appropriate.
•Reporting to management on a regular basis and regularly reviewing outstanding claims in coordination with our underwriting and actuarial teams.
Competition

The property, casualty and specialty business consists of many markets and sub-markets around the world. Each market is characterized by distinct customer needs and products and services to meet those needs, as well as specific economic and structural features. We face competition in our underwriting divisions from other insurers, reinsurers and MGAs. Competition is based on many factors, including pricing, coverage and structural terms, general reputation, financial strength, relationships with brokers, ratings assigned by independent rating agencies, response times including speed of claims payment and the experience and reputation of the members of the underwriting and claims teams. Given the diversity of our product offerings, our competition is broad and certain competitors may be specific to only a subset of our product offerings. Some of our competitors include American Financial Group, Inc.; Arch Capital Group Ltd; AXIS Capital Holdings Limited; Beazley plc; Cincinnati Financial Corporation; Everest Re Group, Ltd; The Hanover Insurance Group, Inc.; Hiscox Ltd; James River Group Holdings, Ltd; Kinsale Capital Group, Inc.; Lancashire Holdings Limited; Markel Corporation; Palomar Holdings, Inc.; RLI Corp; RenaissanceRe Holdings Ltd.; Skyward Specialty Insurance Group, Inc.; various Lloyd’s syndicates and W.R. Berkley Corporation.

Technology and Data

Our proprietary technology platform and the digitization of our operations enhances the operational efficiency and data analytic insights across our business as we scale. Our technology team is comprised of professionals with experience in insurance and financial markets technology, and with significant digital transformation experience. This team is led by our Hamilton Group Chief Technology and Data Officer, who has worked in both start-up and large data analytics companies, bringing strong leadership experience in innovation, agile culture enablement, and digital transformation.
Our proprietary systems include:

•HARP is our proprietary catastrophe modeling and portfolio accumulation management platform for all catastrophe-exposed risks. HARP supports structural features that many off-the-shelf platforms are unable to handle, such as reinstatement premium protections, cascading layers, and trailing deductibles. We believe HARP is one of the most sophisticated and user-friendly risk management systems in the industry. It enables us to provide much appreciated rapid turnaround to our brokers. Additionally, having our own internally developed platform, with a dedicated team, means we can enhance and update HARP as required, in-house.
•Timeflow is our global underwriting submission and orchestration system utilized across all of our business. This system benefits from integrated robotic process automation, which has enabled our underwriting and underwriting operations teams to digitize our submission process in a rapid fashion. This has enabled us to significantly improve our quote response time to brokers across the Hamilton Group by reducing manual steps involved in submission processing and duplicate data entry.
•MINT is our no-code-based system which fully digitizes the rate, quote, and bind endorsement process, in a single system enabling our underwriters to process the large volume of submissions. MINT will allow teams to quickly update and roll out new products as required to respond to market changes. MINT has advanced capabilities such as auto-generated application programming interfaces, built by our staff, which enable us to integrate with internal and external platforms to capture all underwriting data for business processing and analytic insights.
•Hamilton Insights is our key management information system. It is a self-service, real-time portal, allowing teams across Hamilton to seamlessly access data and customize reports in order to inform decision-making. The data can be filtered by many categories, including distributor, customer segment, line of business, cedant, specific industry, individual underwriter, and specific risk features, amongst other things and provides key underwriting performance metrics.
In addition, Hamilton has implemented modern back-office core systems which improve efficiency such as Sequel Eclipse/claims, SICS and Imageright. These core systems are integrated with our proprietary systems to enable straight through processing and Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act" or "SOX") compliance, as well as enabling us to scale our business without a proportionate increase in operational costs. These back-office core systems adhere to cyber compliance and disaster recovery standards in a hybrid setup across the cloud and a datacenter.

Regulation

The business of reinsurance and insurance is regulated in all countries in which we operate, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, the Company is generally not directly subject to such regulations, but its various insurance and reinsurance operating subsidiaries are subject to regulation, as described as follows:

Bermuda Insurance Regulation

Insurance Regulation Generally

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulate the insurance businesses of our Bermuda operating companies, and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority ("BMA"). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business.

The Insurance Act does not distinguish between insurers and reinsurers: companies are registered under the Insurance Act as “insurers.” The Insurance Act uses the defined term “insurance business” to include reinsurance.

The continued registration of an applicant as an insurer is subject to the applicant complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

Our Bermuda-licensed insurance operating subsidiaries include Hamilton Re, which is registered as a Class 4 general business insurer, Turing Re, which is registered as a Restricted Special Purpose Insurer and Ada Capital Management Limited (“ACML”), which is registered as an insurance agent (collectively, the “Bermuda Operating Companies”).

The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of regulated companies.

As a holding company, the Company is not directly regulated as an insurer under the Insurance Act. However, our Bermuda Operating Companies are subject to various requirements under Bermuda law depending on their classification under the Insurance Act.

Bermuda registered insurers are generally prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. Further, an insurer that fails to comply with its enhanced capital requirement is also prohibited from declaring and paying any dividends until the failure has been rectified. Hamilton Re is also subject to additional restrictions which apply to the payment of dividends and a reduction in total statutory capital and surplus over applicable thresholds.

From time to time, the Bermuda Operating Companies may apply for, and be granted, certain modifications to, or exemptions from, regulatory requirements which may otherwise apply to them.

The BMA acts as our group supervisor and has designated Hamilton Re as the “designated insurer” in respect of the Hamilton Group. Therefore, Hamilton Group is subject to the BMA’s group supervision and solvency rules which cover assessing the financial situation and solvency position of Hamilton Group and/or its members and regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. See “Group Supervision” below for further discussion. The BMA has certain powers of investigation and intervention, relating to Bermuda-licensed entities and their holding companies, subsidiaries and other affiliates, including the power to cancel a Bermuda-licensed entity’s registration, which it may exercise in the interest of such an insurer’s policyholders or if there is any risk of insolvency or a breach of the Insurance Act or the license conditions of a Bermuda-licensed entity.

The European Parliament recognizes Bermuda’s regulatory regime as achieving Solvency II Directive 2009 (2009/138/EC) equivalence for its commercial insurers and insurance groups. Bermuda’s regulatory regime and the United Kingdom’s prudential regime were maintained following the United Kingdom’s transition out of the E.U.

Certain significant aspects of the Bermuda insurance regulatory framework are set forth below, focusing only on our primary Class 4 insurer, Hamilton Re, which is subject to the strictest regulation.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business, insurers carrying on special purpose business, and insurers carrying on general business in an innovative or innovative and experimental manner. There are six general business classifications (Classes 1, 2, 3, 3A, 3B and 4), five long-term business classifications (Classes A, B, C, D and E), two classifications of insurers carrying on special purpose business (Special Purpose Insurer and Collateralized Insurer), two innovative classifications (Class IGB and ILT), and two innovative and experimental classifications (Class IIGB and IILT).

Classification as a Class 4 Insurer; Minimum Paid Up Share Capital

A body corporate is registrable as a Class 4 insurer where (a) it has at the time of its application for registration, or will have before it carries on insurance business, total statutory capital and surplus of not less than $100,000,000; and (b) it intends to carry on general insurance business including excess liability business or property catastrophe reinsurance business. Hamilton Re is required to maintain fully paid up share capital of at least $1 million.

Principal Representative, Principal Office and Head Office

As a Class 4 insurer, Hamilton Re is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of Hamilton Re is located at Wellesley House North, 1st Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda and Chad Cundliffe, the Chief Financial Officer of Hamilton Re, serves as its principal representative.

Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so.

The principal representative must notify the BMA forthwith upon reaching a view that there is a likelihood of the insurer becoming insolvent, or upon becoming aware that a reportable “event” has occurred, or is believed to have occurred. Examples of a reportable “event” include a failure by the insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a “material change” (as such term is defined under the Insurance Act). Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.

Where there has been a significant loss which is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data within 45 days of notifying the BMA regarding the loss.

Furthermore, where a notification has been made to the BMA regarding a material change, the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period as the BMA may require, together with a general business solvency certificate in respect of those statements.

In addition, each Class 4 insurer must maintain its head office in Bermuda. In determining whether an insurer satisfies this requirement, the BMA considers, among other things, the following factors: (i) where the underwriting, risk management and operational decision-making of the insurer occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision-making related to the insurance business of the insurer are located in Bermuda; and (iii) where meetings of the board of directors of the insurer occur. In making its determination, the BMA may also give regard to (i) the location where management of the insurer meets to effect policy decisions of the insurer, (ii) the residence of the officers, insurance managers or employees of the insurer, and (iii) the residence of one or more directors of the insurer in Bermuda.

Independent Approved Auditor

Hamilton Re has appointed Ernst & Young Ltd. as its independent auditor. The independent auditor will audit and report on Hamilton Re’s GAAP or international financial reporting standards (“IFRS”) financial statements (as defined below) and audit its statutory financial statements, each of which is required to be filed annually with the BMA, as described below.

Loss Reserve Specialist

As a Class 4 insurer, Hamilton Re is required to appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual qualified to provide an opinion in accordance with the requirements of the Insurance Act and the BMA must be satisfied that the individual is fit and proper to hold such an appointment.

As a Class 4 insurer, Hamilton Re is required to submit annually an opinion of its approved loss reserve specialist with its capital and solvency return in respect of its total general business insurance technical provisions (i.e., the aggregate of its net premium provisions, net loss and loss expense provisions and risk margin, as each is reported in the insurer’s statutory economic balance sheet). The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year (i) meets the requirements of the Insurance Act and (ii) makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.

Annual Audited Financial Statements

Hamilton Re must prepare and submit, on an annual basis, audited GAAP or IFRS financial statements and audited statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. Hamilton Re is also required to prepare and submit to the BMA financial statements which have been prepared under generally accepted accounting principles in the United States or international financial reporting standards (“GAAP or IFRS financial statements”). The insurer’s annual GAAP or IFRS financial statements and the auditor’s report thereon, and the statutory financial statements are required to be filed with the BMA within four months from the end of the relevant financial year (unless specifically extended with the approval of the BMA). The statutory financial statements do not form part of the public records maintained by the BMA, but the GAAP or IFRS financial statements are available for public inspection.

Annual Statutory Financial Return and Annual Capital and Solvency Return

As a Class 4 insurer, Hamilton Re is required to file with the BMA an annual statutory financial return no later than four months after its financial year end (unless specifically extended with the approval of the BMA). The statutory financial return includes, among other matters, the statutory financial statements of the insurer and the calculations for the Class 4 insurer’s minimum solvency margin and liquidity ratio.

In addition, each year Hamilton Re is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the Class 4 insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), various schedules and the opinion of the loss reserve specialist.

Neither the statutory financial return nor the capital and solvency return is available for public inspection.

Declaration of Compliance

At the time of filing its statutory financial statements, a Class 4 insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class 4 insurer has, with respect to the preceding financial year: (i) complied with all requirements of the minimum criteria applicable to it; (ii) complied with the minimum margin of solvency as at its financial year end; (iii) complied with the applicable enhanced capital requirements as at its financial year end; (iv) observed any limitations, restrictions or conditions imposed upon issuance of its license, if applicable; and (v) complied with the minimum liquidity ratio for general business as at its financial year end. The declaration of compliance is required to be signed by two directors of the Class 4 insurer and if the Class 4 insurer has failed to comply with any of the requirements referenced in clauses (i) through (v) above, the Class 4 insurer will be required to provide the BMA with particulars of such failure in writing. A Class 4 insurer shall be liable to civil penalty by way of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.

Public Disclosures

All commercial insurers and insurance groups are required to prepare and file with the BMA, and also publish on their website, a financial condition report, which provides, among other things, measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer/insurance group. The BMA has discretion to approve modifications and exemptions to the public disclosure rules, on application by the insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer. We have received approval from the BMA to file a consolidated group financial condition report, inclusive of Hamilton Re.

Non-insurance Business

No Class 4 insurer may engage in non-insurance business, unless that non-insurance business is ancillary to the insurance business carried on by the insurer. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.
Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers. A Class 4 insurer engaged in general business is required to maintain a minimum liquidity ratio to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers and any other assets which the BMA, on application in any particular case made to it with reasons, accepts in that case. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

Minimum Solvency Margin and Enhanced Capital Requirements

The Insurance Act provides that all general business insurers’ statutory assets must exceed their statutory limits by an amount greater than or equal to their prescribed minimum solvency margin (“MSM”). The MSM that must be maintained by a Class 4 insurer is the greater of (i) U.S. $100 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other reinsurance reserves, or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year. Additional regulations apply to the determination of the types of capital instruments that may be used to satisfy the solvency requirements.

Hamilton Re is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”), which is established by reference to either the BSCR model or an approved internal capital model. The BMA has also implemented the economic balance sheet (“EBS”) framework, which is used as the basis to determine an insurer’s ECR. Under the EBS framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance-related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. The ECR shall at all times equal or exceed the Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR on the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it.

The BSCR model is a risk-based capital model which provides a method for determining a Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 4 insurer’s business. The BSCR formula establishes capital requirements for 10 categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying risk factors to asset, premium, reserve, creditor, PML and operation items, with higher risk factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) applicable to Class 4 insurers, equal to 120% of its ECR. While Class 4 insurers are not currently required to maintain their statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

Any Class 4 insurer which at any time fails to meet its MSM requirements must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected time frame in which the company intends to rectify the failure.

Any Class 4 insurer which at any time fails to meet the enhanced capital requirement applicable to it shall upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure; and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure, and within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, furnish the BMA with (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to total general business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.

Eligible Capital

To enable the BMA to better assess the quality of the Class 4 insurer’s capital resources, a Class 4 insurer is required to disclose the makeup of its capital in accordance with the “3-tiered eligible capital system.” Under this system, all of the Class 4 insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital; lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2, and Tier 3 Capital may be used to support the Class 4 insurer’s MSM, ECR and TCL.

The characteristics of the capital instruments that must be satisfied to qualify as Tier 1, Tier 2 and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012 and any amendments thereto. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2026, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.

Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MSM and the ECR.

Insurance Code of Conduct

All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct (the “Insurance Code”), which establishes the duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. The BMA will assess an insurer’s compliance with the Insurance Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Insurance Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.

Cancellation of Insurer’s Registration

An insurer’s registration may be cancelled by the BMA at the request of the insurer or on certain grounds specified in the Insurance Act. Failure by the insurer to comply with its obligations under the Insurance Act or, if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be examples of such grounds.

Restrictions on Dividends and Distributions

A Class 4 insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it will be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, any insurer that fails to comply with its ECR is also prohibited from declaring and paying any dividends until the failure has been rectified.

In addition, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the insurer’s principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.

Reduction of Capital

No Class 4 insurer may reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid-in share capital, its contributed surplus (sometimes called additional paid-in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).

A Class 4 insurer seeking to reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, is also required to submit an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors is resident in Bermuda) and the insurer’s principal representative stating that the proposed reduction will not cause the insurer to fail its relevant margins and such other information as the BMA may require. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.

Fit and Proper Controllers

The BMA maintains supervision over the controllers (as defined herein) of all registered insurers in Bermuda. For so long as shares of the Company are listed on the NYSE or another recognized stock exchange, the Insurance Act requires that the BMA be notified in writing within 45 days of any person becoming, or ceasing to be, a controller.

A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller (as defined below); and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. The BMA may object to a controller and require the controller to reduce its shareholdings and direct, among other things, that voting rights attached to the shares shall not be exercisable.

The definition of shareholder controller is set out in the Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of the voting power at any shareholders’ meeting.

A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller; a shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller; a shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller; and a shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.

Where the shares of the registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and a person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller. In addition, a person who is a shareholder controller of a Class 4 insurer whose shares or the shares of its parent company (if any) are traded on a recognized stock exchange must serve on the BMA a notice in writing that he has reduced or disposed of his holding in the insurer where the proportion of voting rights in the insurer held by him will have reached or has fallen below 10%, 20%, 33% or 50%, as the case may be, not later than 45 days after such disposal.

Where the shares of an insurer, or the shares of its parent company, are not traded on a recognized stock exchange (i.e., private companies), the Insurance Act prohibits a person from becoming a shareholder controller unless he has first served on the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided that notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the BMA serving an objection. Where neither the shares of the insurer nor the shares of its parent company (if any) are traded on a recognized stock exchange, the Insurance Act prohibits a person who is a shareholder controller of a Class 4 insurer from reducing or disposing of his holdings where the proportion of voting rights held by the shareholder controller in the insurer will reach or fall below 10%, 20%, 33% or 50%, as the case may be, unless that shareholder controller has served on the BMA a notice in writing stating that he intends to reduce or dispose of such holding.

Any person who contravenes the Insurance Act by failing to give notice or knowingly becoming a shareholder controller of any description before the required 45 days has elapsed is guilty of an offense and liable to a fine of $25,000.

Notification by Registered Person of Change of Controllers and Officers

All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

The BMA may issue a notice of objection to any person who is a controller of any description where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered entity. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or two years in prison.

Notification of Material Changes

All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the “Companies Act”), (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management, compliance or internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, (viii) the expansion into a material new line of business, (ix) the sale of an insurer, and (x) outsourcing of an officer’s role.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.

Insurance Agent Reporting Requirements

The BMA’s Insurance Brokers and Insurance Agents Code of Conduct requires insurance agents to file an insurance agents return, which requires, among other matters, details around directors and officers of the insurance agent, services provided by the agent and details of the insurers for which the agent has been appointed. In addition, under the Insurance Act, insurance agents are required to notify the BMA of certain events, such as failure to comply with a condition imposed upon them by the BMA or the occurrence of a cyber reporting event.

Group Supervision

The BMA acts as group supervisor of our group of insurance and reinsurance companies (the “Regulatory Group”) and has designated Hamilton Re as the designated insurer for group supervisory and solvency purposes (“Designated Insurer”). As the Designated Insurer, Hamilton Re is required to facilitate compliance by the Regulatory Group with group insurance solvency and supervision rules.

As group supervisor, the BMA performs a number of supervisory functions, including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the Regulatory Group; (iii) carrying out an assessment of the Regulatory Group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the Regulatory Group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the Regulatory Group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

In carrying out its functions, the BMA makes rules for (i) assessing the financial situation and the solvency position of the Regulatory Group and/or its members and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Group Solvency and Group Supervision

The current supervision and solvency rules (together, “Group Rules”) apply to the Regulatory Group so long as the BMA remains our group supervisor. Through the Group Rules, the BMA may take action which affects the Company. A summary of the Group Rules is set forth below.

Approved Group Actuary

Hamilton Re, as Designated Insurer, is responsible for ensuring that the Regulatory Group appoints an individual approved by the BMA to be the group actuary who is qualified to provide an opinion on the Regulatory Group’s technical provisions.

Annual Group Financial Statements

The Regulatory Group is required to prepare and submit, on an annual basis, consolidated financial statements (including notes to the financial statements) prepared in accordance with either GAAP or IFRS. The group financial statements must be audited annually by the Regulatory Group’s approved auditor who is required to prepare an auditor’s report thereon in accordance with generally accepted auditing standards. In addition, the Regulatory Group must prepare statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus, and notes thereto). The Designated Insurer is required to file with the BMA the statutory financial statements and the audited GAAP or IFRS financial statements for the Regulatory Group with the BMA within five months from the end of the relevant financial year (unless specifically extended).

Annual Insurance Group Statutory Financial Return

The Regulatory Group is required to prepare an annual Group Statutory Financial Return consisting of (i) an insurance group solvency certificate, (ii) particulars of ceded reinsurance comprising the top 10 unaffiliated reinsurers for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group’s statutory capital and surplus, (iii) any adjustments to the group financial statements to produce the economic balance sheet (i.e., a reconciliation), (iv) a list of non-insurance financial regulated entities owned by the group, and (v) particulars of qualifying members of the group as defined within the Group Rules. The annual insurance Group Statutory Financial Return must be submitted to the BMA by the Designated Insurer within five months after the financial year end (unless specifically extended).

Annual Insurance Group Capital and Solvency Return

The Regulatory Group is required to prepare an annual Insurance Group Capital and Solvency Return which includes the Group Solvency Self-Assessment (“GSSA”), Group BSCR and associated Schedules, including an annual opinion of the Group Actuary on the EBS technical provisions. The Group Capital and Solvency Return must be submitted to the BMA by the

Designated Insurer within five months after the financial year end (unless specifically extended). The Designated Insurer must keep a copy of the Regulatory Group’s financial statements (together with the notes to those statements and the auditor’s report thereon), statutory financial statements and the Group Statutory Financial Return at its principal office for a period of five years.

The GSSA assesses the quality and quantity of capital required to adequately cover the risks to which the insurance group is exposed. In particular, the GSSA should, among other things, include consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; describe the Regulatory Group’s risk appetite; be forward-looking; include appropriate stress and scenario testing and adequately reflect all assets and liabilities, material off-balance sheet arrangements, material intragroup transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the group.

Quarterly Group Financial Return

The Designated Insurer is required to file Quarterly Financial Returns for the Regulatory Group with the BMA on or before the last day of the months of May, August and November of each year. The quarterly Group Financial Return consists of (i) quarterly unaudited (consolidated) group financial statements in respect of its business for each financial quarter (which must not reflect a financial position that exceeds two months), (ii) a list and details of material intra-group transactions and risk concentrations, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements, and details of the 10 largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures or series of linked unaffiliated counterparty exposures exceeding 10% of the Regulatory Group’s statutory capital and surplus, (iii) Enhanced Capital Requirement ratio, (iv) Group Commercial Solvency Self-Assessment, (v) Total Quoted Bonds and Unquoted Bonds by BSCR rating, and (vi) details of the catastrophe event that occurred during the reporting period (if applicable).

Public Disclosures

All insurance groups are required to prepare and file with the BMA, and also publish on their website, a Financial Condition Report. An insurance group that does not have a website must furnish to the public a copy of the Financial Condition Report within 10 days of receipt of a request to do so made in writing. The Designated Insurer must keep copies of the financial condition report at its head office for a period of five years beginning from the filing date.

Group Minimum Solvency Margin and Group Enhanced Capital Requirement

The Regulatory Group is also required to maintain available statutory economic capital and surplus in an amount that is at least equal to or exceeds the value of its group ECR (the “Group ECR”), provided that the Group ECR shall at all times be an amount equal to or exceeding the group minimum solvency margin (the “Group MSM”). The BMA has established a group target capital level equal to 120% of Group ECR. In addition, under the tiered capital requirements, all of the Regulatory Group’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 or Tier 3 Capital. A minimum threshold of Tier 1 Capital and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Group MSM and Group ECR requirements are specified under the rules. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2026, include capital instruments that do not satisfy the requirement that the instrument be nonredeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.

Group Governance

The Group Rules require the Board of Directors of the Company (the “Parent Board”) to establish and effectively implement corporate governance policies and procedures, which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the Regulatory Group. In particular, the Parent Board must:

•ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest;
•establish systems for identifying on a risk-sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals;

•establish a risk management and internal controls framework and ensure that it is assessed regularly and such assessment is reported to the Parent Board, the chief executive officer and senior executives;
•establish and maintain sound accounting and financial reporting procedures and practices for the Regulatory Group; and
•establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.

Designated Insurer Notification Obligations

The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the Regulatory Group or any member of the Regulatory Group becoming insolvent or that a reportable “event” has, to the Designated Insurer’s knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include a failure by the Regulatory Group or any member of the Regulatory Group to comply substantially with a requirement imposed upon it under the Group Rules relating to its solvency position, governance and risk management or supervisory reporting and disclosures; failure by the Designated Insurer to comply with a direction given to it under the Insurance Act in respect of the group or any of its members; a criminal conviction imposed upon any member of the Regulatory Group whether in Bermuda or abroad; material breaches of any statutory requirements by any member of the Regulatory Group located outside of Bermuda that could lead to supervisory or enforcement action by a competent authority; or a significant loss that is reasonably likely to cause the Regulatory Group to be unable to comply with its Group ECR. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a Regulatory Group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited interim financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof. The Designated Insurer must also notify the BMA in writing within 14 days of becoming aware that a requirement of the Group Rules conflicts with the laws of another jurisdiction where a member of the Regulatory Group operates.

The Designated Insurer is required to notify the BMA if any member of the Regulatory Group effects a material change within the meaning of the Insurance Act within 30 days of such material change taking effect. In addition, the Designated Insurer is required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the parent company of the Regulatory Group within 45 days of becoming aware of such fact.

The following events constitute material changes that must be notified to the BMA: (i) the amalgamation with or acquisition of another firm, (ii) engaging in unrelated business that is retail business, (iii) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates, (iv) outsourcing all or substantially all of the actuarial, risk management, compliance or internal audit functions, (v) outsourcing all or a material part of underwriting activities, (vi) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (vii) the expansion into a material new line of business.

If it appears to the BMA that the Designated Insurer is in breach of any provision of the Insurance Act or the Group Rules, the BMA may give the Designated Insurer such directions as appear to the BMA to be desirable for safeguarding the interests of policyholders and potential policyholders of the Regulatory Group.

Supervision, Investigation, Intervention and Disclosure

The BMA may, by notice in writing served on a registered person or a Designated Insurer, require the registered person or a Designated Insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not or may not be or may not have been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer.

If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is, or has been at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for purposes of his investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.

Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him or there are reasonable grounds for suspecting the completeness of any information or documentation produced in response to such notice or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.

If it appears to the BMA that the business of the registered insurer is being conducted in a way that there is a significant risk of the insurer becoming insolvent or being unable to meet its obligations to policyholders, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as it deems desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may, among other things, direct an insurer, for itself and in its capacity as designated insurer of the insurance group of which it is a member, (1) not to effect further contracts of insurance, or any contract of insurance of a specified description, (2) to limit the aggregate premiums to be written by it during specified period, (3) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (4) not to make certain investments, (5) to realize certain investments, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) not to enter into specified transactions with any specified person or persons of a specified class, (8) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (9) (as an individual insurer only and not in its capacity as designated insurer) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (10) to remove a controller or officer.

The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

Economic Substance Act

In December 2018, the Economic Substance Act 2018 (the “ESA”) came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on one or more “relevant activities” referred to in the ESA, and from which it earns gross revenue, must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the E.U. of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

Cyber Code and Reporting Events

In October 2020, the BMA issued the Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Code”) which applies to all registered insurers, insurance managers and intermediaries (e.g., agents, brokers, insurance market place providers). The Cyber Code establishes duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management and is designed to promote the stable and secure management of information technology systems of regulated entities. The Cyber Code defines a cyber reporting event as being any act that results in the unauthorized access to, disruption or misuse of the electronic systems or information stored on such systems of a licensed undertaking, including any breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where (i) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (ii) an insurer has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (iii) an insurer has reached the view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (iv) an insurer has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such access would have an adverse impact on its insurance business; or (v) an event has occurred for which a notice is required to be provided to a regulatory body or governmental agency. Cyber reporting events are only reportable to the BMA where the event results in a significant adverse impact to the regulated entity’s operations, its policyholders or clients.

Certain Other Bermuda Law Considerations

All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would be less than its liabilities.

Under the Company’s Bye-laws, each common share is entitled to dividends if, and when, dividends are declared by the Board of Directors, subject to any preferred dividend rights of the holders of any preference shares. Issued share capital is the aggregate par value of the company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by the Company.

Although the Company is incorporated in Bermuda, it has been designated as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, the Company may engage in transactions in currencies other than the Bermuda dollar, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of its common shares in currencies other than the Bermuda dollar.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. All Bermuda exempted companies are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not, without the express authorization of the Bermuda legislation or under a license or consent granted by the Bermuda Minister, participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for their business and held for a term not exceeding 50 years or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Bermuda Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than bonds or debentures issued by the Bermuda government or a public authority; or (iv) the carrying on of business of any kind for which they are not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of their business (as the case may be) carried on outside Bermuda.

Specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its notice to the public dated June 1, 2005, has granted general permission for the issue and subsequent transfer of any securities from and/or to a non-resident of Bermuda where any equity securities of such company (which includes the Class B common shares) are listed on an appointed stock exchange, for so long as any equity securities of the company remain so listed. The NYSE has been appointed as an appointed stock exchange under Bermuda law and therefore the specific permission of the BMA is not required to be obtained prior to the issuance or transfer of the Class B common shares.

Bermuda Work Permit Considerations

Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate, naturalized British Overseas Territory Citizens or persons who are exempt pursuant to the Incentives for Job Makers Act 2011, as amended (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or otherwise exempted person) is available who meets the minimum standard requirements for the advertised position. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions. Waivers from advertising can also be granted where the applicant is uniquely qualified, the position would not exist in Bermuda if not for the expatriate, the success of the business would be detrimentally affected if the applicant were to leave the business or the expatriate is integral and key to income generation by brokering deals or attracting/retaining clients.

Bermuda Data Protection Legislation

The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal information privacy. Although PIPA was passed on July 27, 2016, the sections that are currently in effect are limited to those that relate to the establishment and appointment of the privacy commissioner (“Privacy Commissioner”), the hiring of the Privacy Commissioner’s staff, and the general authority of the Privacy Commissioner to inform the public about PIPA. Following the Privacy Commissioner’s appointment, effective January 20, 2020, the Privacy Commissioner’s office has announced that PIPA will come fully into effect on January 1, 2025. On October 30, 2020, the Privacy Commissioner issued guidance regarding privacy safeguarding of personal information by public companies; however, regulations under PIPA have not yet been provided. The Privacy Commissioner has recommended that organizations in Bermuda start to conduct data due diligence across their existing business lines as a first stage towards PIPA compliance, in anticipation of the expected full implementation of PIPA on 1 January 2025.

U.S. Insurance Regulation

State Regulation

Hamilton Select is subject to extensive regulation and supervision by the State of Delaware, its state of domicile, as well as to varying regulation in those states in which it does business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of shareholders. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, dividend limitations, cancellation and non-renewal of policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders. From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property-casualty insurance.

However, the regulation of E&S business differs from the regulation of admitted business. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as guaranty funds. Nevertheless, Hamilton Select is subject to the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write E&S insurance and strict regulations apply to surplus lines placements under the laws of every state. The regulation of E&S insurance may undergo changes in the future.

Insurance Holding Company Regulation

We operate as an insurance holding company and are subject to state statutes and regulations governing insurance holding company systems that are generally based on the National Association of Insurance Commissioner’s (“NAIC”) Insurance Holding Company System Regulatory Act and Insurance Holding Company System Model Regulation (together, the “Model Holding Company Act and Regulation”). These vary from jurisdiction to jurisdiction, but generally require controlled insurance companies (i.e., insurers that are subsidiaries of insurance holding companies) to register with, and periodically furnish information to, state regulatory authorities concerning capital structure, ownership, financial condition, intercompany transactions and general business operations. Delaware, the state in which Hamilton Select is domiciled, has enacted laws to implement these requirements.

State insurance holding company laws and regulations impose standards on certain transactions between related companies, which include, amongst other requirements, that all transactions be fair and reasonable, that an insurer’s surplus (as regards policyholders) be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include certain transfers of assets, loans, reinsurance agreements, service agreements, dividend payments by insurance companies and certain other material transactions.

State insurance holding company laws, including those of Delaware, require the ultimate controlling person of a U.S. insurer to submit annually to the lead state of the insurance holding company system an enterprise risk report. The report must identify the material risks within the insurance holding company system that could pose enterprise risk to the insurer (i.e., activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole).

The NAIC has developed a group capital calculation tool that uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. The group capital calculation has been adopted by the majority of states, including Delaware, based on the NAIC’s adoption of amendments to the Model Holding Company Act and Regulation providing language for states to use to enable the group capital calculation. We anticipate that such amendments to state insurance holding company laws and regulations adopting the group capital calculation will be broadly adopted in the future because they are subject to an NAIC accreditation standard effective January 1, 2026.

Holding company laws also authorize state insurance commissioners to act as group-wide supervisors for a defined class of internationally active insurance groups. All states, including Delaware, have adopted changes to their holding company laws enhancing group-wide supervision in this manner.

Risk Management and Own Risk and Solvency Assessment

All states, including Delaware, have adopted the NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”). The ORSA Model Act requires insurers to maintain a risk management framework and regularly, no less than annually, conduct an Own Risk Solvency Assessment. The ORSA Model Act also requires an insurance holding company system’s Chief Risk Officer to annually submit to the lead state insurance regulator an Own Risk and Solvency Assessment Summary Report, which is a confidential high-level summary of an insurer or insurance group’s Own Risk Solvency Assessment.

Dividend Restrictions

The Delaware laws and regulations limit the aggregate amount of dividends or other distributions that Hamilton Select may declare or pay within any 12-month period without advance regulatory approval.

Investment Regulation

Investments by Hamilton Select are subject to Delaware laws which require diversification of its investment portfolio and limits on the amount of investments in certain categories, and must comply with applicable laws and regulations prescribing the kind, quality and concentration of investments. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require Hamilton Select to sell those investments.

Quarterly and Annual Financial Reporting

Hamilton Select is required to file quarterly and annual reports with the State of Delaware and with the NAIC using statutory accounting practices, which differ from U.S. generally accepted accounting principles. Its business and accounts are subject to examination by such agencies at any time.

Risk-Based Capital

The state insurance regulators utilize a risk-based capital formula to help assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.

Insurance Regulatory Information System

The NAIC also has developed a set of 13 financial ratios for each ratio for property and casualty insurers referred to as the Insurance Regulatory Information System (“IRIS”). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios and specifies "Unusual Values" for each ratio. Departure from the Unusual Values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business.

In 2023, Hamilton Select reported three Unusual Values being (i) change in net premium written, (ii) two-year overall operating ratio and (iii) gross change in adjusted policyholders' surplus. These Unusual Values were primarily driven by the start-up nature of Hamilton Select as they were primarily related to both the growth in premium written and start-up costs relating to personnel and IT spend. These IRIS ratios are expected to fall within the "Usual Value" range in future years as Hamilton Select moves out of its start-up phase.

Innovation and Technology

As a result of increased innovation and use of technology in the insurance sector, the NAIC and insurance regulators have been focusing on the use of “big data” techniques, such as artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). The AI Bulletin may be adopted and issued by state regulators to licensed insurers. In addition to affirming that the use of artificial intelligence must comply with existing state law, the AI Bulletin sets forth regulators’ expectations on how insurers will develop, acquire and use artificial intelligence technologies. In 2024, the NAIC plans to form a new task force to create a regulatory framework for the oversight of insurers’ use of third-party data and models.

The NAIC and state insurance regulators are also focused on addressing unfair discrimination by insurers in the use of consumer data and technology, and certain states have passed laws or are considering action targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. Similarly, in January 2024, the NYDFS released for public comment a proposed circular letter focused on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.

Cybersecurity, Privacy and Information Security Regulation

We are subject to laws and regulations relating to the collection, use, processing, and protection of personal information. We are also subject to laws and regulations governing the security of information systems and the information stored therein. In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have adopted laws and regulations requiring new cybersecurity measures, which, among other things, require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. For example, in 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers and other entities licensed or registered under state insurance laws, and to protect the confidentiality, integrity and availability of information systems. The Cybersecurity Model Law establishes standards for data security, the investigation of cybersecurity events involving the unauthorized access to or misuse of certain nonpublic information, and the reporting obligations regarding cybersecurity events to insurance commissioners. As of December 31, 2023, the Cybersecurity Model Law, or a form thereof, had been adopted by a number of states, including Delaware.

In addition, federal and state lawmakers have enacted or are considering laws and regulations related to privacy and data security, and the NAIC is working on a new Insurance Consumer Privacy Protections Model Law to reflect the extensive innovations in communications and technology since adoption of the prior model laws on this topic.

Federal Regulation

The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry. The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

The Dodd-Frank Act established the Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury (the “Treasury”). Although the FIO does not have general supervisory or regulatory authority over the business of insurance, it has preemption authority over state insurance laws that conflict with certain international agreements, as discussed below. The FIO also has authority to monitor all aspects of the insurance sector and the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (the “IAIS”).

The Dodd-Frank Act authorizes the Treasury and the Office of the U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance. The United States entered into such covered agreements with the European Union in September 2017 (the “EU Covered Agreement”) and with the United Kingdom in December 2018 (the “UK Covered Agreement,” together with the EU Covered Agreement, the “Covered Agreements”). The Covered Agreements address three areas of prudential supervision: reinsurance, group supervision and the exchange of information. Issues relating to the Covered Agreements are discussed further under “Credit for Reinsurance” below.

Credit for Reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for business that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. There are several ways that the credit for reinsurance laws may be satisfied by an assuming reinsurer, including by being licensed in the state, being accredited in the state or maintaining certain types of qualifying collateral.

Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreements such as state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers. The NAIC previously adopted amendments to its Credit for Reinsurance Model Law to satisfy the substantive and timing requirements of the Covered Agreements, which amendments have been enacted by all states. Under the Covered Agreements, reinsurance collateral requirements no longer apply to qualifying EU and U.K. reinsurers. The amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to qualified reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the United States but which the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process.

Climate Change and Financial Risks

The NAIC and state insurance regulators continue to evaluate issues related to the management of climate risk. In 2022, the NAIC adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in U.S. direct premium and are licensed in one of the participating jurisdictions. In addition, pursuant to the FIO’s statutory authority under the Dodd-Frank Act, as discussed above under “Federal Regulation,” the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In June 2023, the FIO released a report titled Insurance Supervision and Regulation of Climate-Related Risks urging insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.

Diversity and Corporate Governance

The NAIC and state insurance regulators also continue to evaluate issues related to diversity within the insurance industry, such as the diversity of an insurer’s board of directors and management. For instance, the NAIC is examining practices in the insurance industry in order to determine how barriers are created that disadvantage or discriminate against people of color or historically underrepresented groups.

Lloyd’s Regulation

General. The operations of Syndicate 4000 and Syndicate 1947 are managed by HMA, which is subject to regulation and supervision of the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) and the Council of Lloyd’s. HMA is the managing agent for Syndicate 4000 and Hamilton Corporate Member Limited is a Lloyd’s corporate member that provides underwriting capacity to Syndicate 4000. The FCA and PRA both regulate insurers, insurance intermediaries and Lloyd’s itself. Lloyd’s establishes its own bye-laws and regulations, including requirements made under those bye-laws for all managing agents to maintain that are designed to meet applicable regulatory requirements.
Solvency Requirements. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined in accordance with Lloyd’s requirements and the Solvency II legislative regime. The amount of such deposit is calculated for each member through the completion of a prescribed capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin, and adjustments to a syndicate’s Funds at Lloyd’s may be required at any time.

Intervention Powers. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. Further, the annual business plans of a syndicate are subject to the review and approval by Lloyd’s.

Each member of Lloyd’s is required to contribute a percentage of that member’s underwriting capacity for the relevant year of account to the Lloyd’s central fund (the “Central Fund”). If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to an additional 5% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2024 underwriting year is £550 million of gross premiums written.
Lloyd’s Brussels. Lloyd’s Brussels is authorized and regulated by the National Bank of Belgium ("NBB") and regulated by the Financial Services Market Authority ("FSMA"). Lloyd’s Brussels is an authorized insurance company licensed to write non-life risks across the EEA and the U.K. and also maintains 19 branches across Europe. The use of Lloyd’s Brussels provides HMA with access to the European market to write non-life insurance risks.

Principles for doing Business at Lloyd’s (the “Principles”): Replacing the Lloyd’s Minimum Standards (the previous regime which set out the Lloyd’s regulatory requirements for Lloyd’s managing agents) and effective from Q3 2022, the Principles set out the fundamental responsibilities expected of all managing agents, including HMA and is the basis against which Lloyd’s will review and categorize all syndicates and managing agents in terms of their capacity and performance.

Human Capital Resources

We strive to be a magnet for talent with the aim of attracting, developing and retaining professionals from some of the leading companies in the industry and provide them with an environment in which they can thrive and share in the success of our growing and vibrant business.

Employees. We have over 550 full-time employees. We have good working relations with our employees and aim to be an employer of choice.

Work Environment. We maintain a dynamic, entrepreneurial culture and are committed to welcoming and respecting differences in order to foster a rich diversity of thought, background and perspectives.

Talent Acquisition, Development and Retention. We support the learning and development of our employees and provide opportunities to further their education and professional development.

Diversity, Equity and Inclusion Initiatives. We embrace diversity, equity and inclusion initiatives to help us continue cultivating a diverse, equitable and inclusive culture at Hamilton for all our employees.

Compensation Practices. We offer and maintain a competitive benefits package designed to support the well-being of our employees, including, but not limited to, medical insurance, a 401(k) plan (or equivalent in our various locations), paid time off, life insurance and wellness support, including employee assistance programs.

Our Organizational Structure and Corporate History

Hamilton Insurance Group, Ltd. (the “Company”), is a Bermuda-headquartered company, whose subsidiaries and syndicates underwrite insurance and reinsurance risks on a global basis through two reporting segments: International and Bermuda. Within the reporting segments there are three principal underwriting platforms: Hamilton Global Specialty, Hamilton Select and Hamilton Re. The ultimate group holding company was incorporated on September 4, 2013, under the laws of Bermuda.

International

Our London operations are comprised of Hamilton Managing Agency Limited (“HMA”), a Lloyd’s managing agency, which manages our wholly aligned Syndicate 4000. Syndicate 4000 operates in the Lloyd’s market and underwrites property, casualty and specialty insurance and specialty reinsurance business on a subscription basis. Syndicate 3334, which was managed by HMA, was closed by way of a reinsurance to close into Syndicate 4000 at the end of December 31, 2021.

On August 20, 2019, Hamilton completed the acquisition of Pembroke Managing Agency that expanded our existing London operations and created our Irish footprint.

Prior to the acquisition, Hamilton Underwriting Limited (“HUL”), a former Lloyd’s managing agent, managed Lloyd’s Syndicate 3334. Following the acquisition, the acquired Lloyd’s managing agent was renamed HMA. In 2020, HUL was deregistered, Syndicate 3334 was placed into run-off, and all renewal business was written into the acquired Syndicate 4000. HMA is responsible for the management of the wholly-aligned Syndicate 4000 and a managed third-party syndicate.

Our Dublin operations consist of HIDAC, a Dublin-based insurer with a U.K. branch and extensive licensing in the United States, including excess and surplus lines and reinsurance licenses in all 50 states.

HMGA Americas is licensed throughout the United States, and underwrites on behalf of Hamilton Group’s London, Dublin and Bermuda operations (solely in respect of Hamilton Re US), providing access from the United States to the Lloyd’s market, the Hamilton Group’s rated Irish carrier and the Hamilton Group’s Bermuda balance sheet, respectively.

Hamilton Select, a U.S. domestic excess and surplus lines carrier, was incorporated in Delaware on September 2, 2021 and is licensed to write excess and surplus lines in all 50 states. Hamilton Select’s certificate of authority was issued on December 20, 2021.

Hamilton Global Specialty’s principal place of business is located at 8 Fenchurch Place, London EC3M 4AJ, United Kingdom and our telephone number is +44 (0) 20-3595-1111. HIDAC’s principal place of business is 2 Shelbourne Building, Crampton Avenue, Ballsbridge, Dublin 4, D04 W3V6, Ireland and our telephone number is +353 1 232 1900. Hamilton Select’s principal place of business is 10900 Nuckols Road, Suite 120, Glen Allen, Virginia 23060, United States and our telephone number is +1 (804) 905-9977.

Bermuda

Our Bermuda operations are led by Hamilton Re, a registered Class 4 insurer incorporated in Bermuda. Hamilton Re writes property, casualty, and specialty insurance and reinsurance business on a global basis. Hamilton Re has been able to secure and passport both certified reinsurer and reciprocal jurisdiction reinsurer status in various U.S. states, including our lead state of Delaware. Obtaining certified reinsurer status reduces the collateral requirements for reinsurers, while obtaining reciprocal jurisdiction reinsurer status eliminates reinsurance collateral requirements.

Hamilton Re US was formed pursuant to an arrangement between Hamilton Re and its Bermuda-incorporated affiliate, Hamilton ILS Holdings Limited (“Hamilton ILS”). The Company treats Hamilton Re US as a U.S. corporation for U.S. tax purposes and has filed an election for it to be treated as such with the U.S. Internal Revenue Service (“IRS”), and profits allocated to it are subject to applicable U.S. taxation. HMGA Americas is authorized to underwrite U.S. property, casualty and specialty reinsurance on behalf of Hamilton Re, solely in respect of Hamilton Re US.

ACML, an insurance agent incorporated and regulated in Bermuda, is authorized to underwrite on behalf of Ada Re, Ltd. ("Ada Re"). Ada Re is a non-consolidated special purpose insurer funded by investors and formed to provide fully collateralized reinsurance and retrocession to both the wholly owned operating platforms of Hamilton Re and third-party cedants.

Hamilton Re’s principal place of business is located at Wellesley House North, 1st Floor, 90 Pitts Bay Road, Pembroke HM 08 Bermuda and our telephone number is (441) 405-5200.

Our organizational structure is set forth below. Each entity is wholly owned by its immediate parent, unless indicated otherwise.

Lloyd's Managing Agency
Holding or Service Company
Insurance Company
Underwriting Agent
Hamilton Insurance Group, Ltd. (Bermuda)
Bermuda
International
Hamilton Re, Ltd. (Bermuda)
Hamilton ILS Holdings Limited (Bermuda)
Ada Capital Management, Limited (Bermuda)
Hamilton Select Holding Inc. (Delaware)
Hamilton Select Insurance Inc. (Delaware)
Hamilton UK Holdings Limited (UK)
Hamilton Insurance DAC (Ireland)
Hamilton Insurance DAC London Branch (UK)
Hamilton Managing Agency Limited (UK)

Facilities

Our primary executive offices are located in Pembroke, Bermuda and London, United Kingdom. In addition, we lease office space in Dublin, Ireland; Richmond, Virginia; Miami, Florida; and New York, New York.

Available Information

Our website address is www.hamiltongroup.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We operate in a highly competitive environment.

Competition and consolidation in the insurance and reinsurance industry could adversely impact us. We compete with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources than we do. In addition, pension funds, endowments, investment banks, investment managers, hedge funds and other capital markets participants have been active in the insurance and reinsurance market, either through the formation of insurance and reinsurance companies or the use of other financial products intended to compete with traditional insurance and reinsurance. We may also face competition from non-traditional competitors, as well as start-up companies and others seeking access to this industry.

We expect competition to continue to increase over time. It is possible that new or alternative capital could cause reductions in prices of our products or reduce the duration or amplitude of attractive portions of market cycles. New entrants or existing competitors, which may include government-sponsored funds or other vehicles, may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We will also need to continue to invest significant time and resources in new technologies and new ways to deliver our products and services in order to maintain our competitive position. The tax policies of the countries where our customers operate, as well as government-sponsored or -backed insurance companies and catastrophe funds, may also affect demand for reinsurance, sometimes significantly.

Along with increased competition, there has also been significant consolidation in the insurance and reinsurance industry over the last several years, including among our competitors, customers and brokers. These consolidated enterprises may try to use their enhanced market power or better capitalization to negotiate price reductions for our products and services or obtain a larger market share through increased line sizes. If competitive pressures decrease the prices for our products, we would generally expect to reduce our future underwriting activities, resulting in lower premium volume and profitability. Reinsurance intermediaries may also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products.

As the insurance industry consolidates, we expect competition for customers to become more intense, and sourcing and properly servicing each customer to become even more important. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Any of the foregoing could adversely affect our business or results of operations.

Our losses and loss expense reserves may be inadequate to cover our actual losses.

We devote significant focus, attention and resources to assess the risks related to our businesses as accurately as we can. We establish losses and loss adjustment expenses, or LAE, reserves for the best estimate of the ultimate payment of all claims that have been incurred, or could be incurred in the future, and the related costs of adjusting those claims, as of the date of our financial statements. These values are unknown within our industry, so these items within our financial statements are always based on estimates, and our ultimate liability will almost certainly be greater, or less than, our estimate.

As part of the reserving process, we review historical data and consider the impact of such factors as:

•claims inflation, which is the sustained increase in cost of raw materials, labor, medical services and other components of claims costs;
•claims development patterns by line of business, as well as frequency and severity trends;
•pricing for our products;
•legislative activity;
•social and economic patterns; and
•litigation, judicial and regulatory trends.

These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our loss reserves using new information on reported claims and a variety of statistical techniques and modeling simulations. This process assumes that past experience, adjusted for the effects of current developments, anticipated trends and market conditions, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of loss reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:

•When a claim is received, it may take considerable time to appreciate fully the extent of the covered loss suffered by the insured, and consequently, estimates of loss associated with specific claims can increase over time as new information emerges, which could cause the reserves for the claim to become inadequate;
•New theories of liability are enforced retroactively from time to time by courts;
•Changing jury sentiment;
•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase; or
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.

If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on our future earnings and liquidity and/or our financial rating.

Unpredictable catastrophic events could adversely affect our results of operations and financial condition.

We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. These include natural catastrophes and other disasters, such as hurricanes, earthquakes, windstorms, floods, wildfires, and severe winter weather. We have exposure to major earthquakes and windstorms mainly in the United States, Europe, Japan, Australia and New Zealand. Catastrophes can also include man-made disasters, such as terrorist attacks and other destructive acts, war, political unrest, explosions, cyber-attacks, nuclear, biological, chemical or radiological events and infrastructure failures. We are also exposed to losses caused by these types of catastrophic events in lines of business beyond property, such as in marine and energy, aviation, crisis management, satellite, trade credit, political violence, political risk, accident and health as well as other specialty and casualty classes, including from pandemic risk.

The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure affected by the event. We expect that increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns, such as climate change, and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our cash flows and results of operations and financial condition. Our ability to write new reinsurance contracts and insurance policies could also be impacted as a result of corresponding reductions in our capital levels.

Although we attempt to manage our exposure to such events through a multitude of approaches, including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity, the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that we expect.

Our most material natural catastrophe accumulation risks are from Atlantic Hurricanes and U.S Mainland Earthquakes. As at January 1, 2024, our modeled 100-Year Occurrence Exceedance Probability for Atlantic Hurricanes in Florida was $180.6 million and our modeled 250-Year Occurrence Exceedance Probability for U.S. Mainland Earthquakes in California was $272.4 million. Our biggest concentration of exposure to U.S. Mainland Earthquakes is in California, while our exposure to Atlantic Hurricanes is material in many regions, including Florida, other Gulf Coast states, as well as the Mid-Atlantic and Northeastern regions of the U.S.

The current and ongoing conflict in Israel is an unpredictable man-made disaster, which has the potential to escalate into an event that could impact our cash flows and results of operations as well as those for the industry.

The full extent of the impacts of the ongoing Ukraine conflict on the reinsurance industry and on our business, financial condition and results of operations, including in relation to claims under our reinsurance policies, are uncertain and remain unknown.

The U.S. and global markets are currently experiencing volatility and disruption following the ongoing Ukraine conflict. In response to this invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union (“E.U.”) and other countries have announced various economic and trade sanctions, export controls and other restrictive actions against Russia, Belarus and related individuals and entities. These include, among other measures, the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system, the imposition of comprehensive sanctions on certain persons and entities (including financial institutions) in Russia and Belarus and new export control restrictions targeting Russia and Belarus (including measures that restrict the movement of U.S.-regulated aircraft into or within Russia). The Ukraine conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the severity and duration of the ongoing Ukraine conflict is impossible to predict, the active conflict could lead to market disruptions, including significant and prolonged volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Further, in December 2022, the members of the G7, including the United States and United Kingdom, joined the E.U. in prohibiting regulated persons from providing a range of services, including issuing maritime insurance, related to the maritime transport of crude oil of Russian Federation origin, unless purchasers bought the oil at or below a price cap. We will consider providing insurance for future shipments of seaborne Russian crude oil, in compliance with these restrictions and all other applicable economic and trade sanctions.

Although we take measures designed to maintain compliance with applicable sanctions in connection with our activities, we cannot guarantee that we will be effective in preventing violations or allegations of violations. Violations, or allegations of violations of applicable sanctions, could result in the imposition of civil and criminal penalties, including fines, against the Company or responsible employees and managers, and create negative publicity or cause reputational harm.

Due to the widespread impact of the ongoing Ukraine conflict, which extends economically, geographically and financially, it is likely to directly or indirectly impact the markets in which we operate and some of the lines of business we write. It is possible that the conflict will create a domino effect, affecting the entirety of our business, including the ultimate premiums and costs of policies, through cost of materials and labor. The impact of some of or all these factors could cause significant disruption to our operations and materially impact our financial performance. We have already identified business lines which could suffer losses resulting from the ongoing sanctions.

In light of the evolving nature of the Ukraine conflict, there are a number of complexities and implications that will need to be evaluated and determined on an ongoing basis.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Ukraine conflict and subsequent sanctions, could have a material adverse effect on our business, financial condition and results of operations. The extent and duration of the Ukraine conflict, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Most of the significant factors arising out of the ongoing Ukraine conflict are beyond our control and any such disruptions may also have the effect of heightening many of the other risks described in these “Risk Factors”. If these disruptions or other matters of global concern continue for an extended period of time, our business, financial condition and results of operations may be materially adversely affected.

Global climate change may have a material adverse effect on our operating results and financial condition if we do not adequately assess and price for any increased frequency and severity of catastrophes resulting from these environmental factors.

There is widespread consensus in the scientific community that there is a long-term upward trend in global air and sea temperatures which is likely to increase the severity and frequency of severe weather events over the coming decades. Rising sea levels are also expected to add to the risks associated with coastal flooding in many geographical areas. Large-scale climate change could also increase both the frequency and severity of natural catastrophes and our loss costs associated with property damage and business interruption due to storms, floods, wildfires (including in California) and other weather-related events. In addition, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve.

Given the scientific uncertainties involved in predicting the effects of climate cycles and global climate change on the frequency and severity of natural catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated exposures and potential losses in connection with such catastrophes which could have a material adverse effect on our business, financial condition or operating results.

Our business could be materially adversely affected if we do not accurately assess our underwriting risk.

Our profitability is dependent on our ability to accurately assess the risks associated with the business we underwrite. We rely on the experience of our underwriting staff in assessing those risks, the accuracy of pricing tools and the clarity of our contract wording. If we misunderstand and/or inadequately quantify the nature and extent of the risks, we may fail to establish appropriate premium rates which could adversely affect our future financial results. In addition, our employees, including members of management and underwriters, make decisions and choices in the ordinary course of business that involve exposing us to risk. Such challenges of assessing risk and pricing premiums are often increased in our U.S. E&S business lines, where there may be more limited historical claims and underwriting data than in admitted insurance markets.

Specific risks around accumulating events for natural and non-natural perils are discussed in further detail within this section. Aside from this, an inadequate assessment of underwriting risk could arise from an incorrect estimation of past and/or future inflationary trends, claims practices, or other factors, including social factors. We underwrite many lines of business across all underwriting platforms where the volume of relevant claims data is insufficient to accurately estimate the cost of future claims, and therefore underwriting and/or actuarial judgment is frequently applied. The risk of mispricing underwriting risk is heightened in many of our lines due to this limited data. For example, data is often limited in many of our insurance and reinsurance lines across all underwriting platforms where policies are protecting low frequency and high severity events. Another example is that the U.S. E&S business that we write often has more limited relevant data for pricing than in admitted insurance markets.

Given the inherent uncertainty of our models, and of the exposure data that we rely upon to parameterize our models, the usefulness of such models as a tool to evaluate risk is subject to a high degree of uncertainty. Furthermore, it is likely that our models do not conceive of all possible exposures and accumulations that could arise from our underwriting operation. Therefore, we could experience actual losses that are materially different than our modelled estimates, and our financial results may be adversely impacted, perhaps significantly.

We use many models to simulate possible claims outcomes within our business, including pricing models, reserving models, accumulation models, natural catastrophe models and man-made catastrophe models.

For natural catastrophe risk, similar to our peers, we use third-party vendor analytic and modeling capabilities, including global property catastrophe models from Verisk, and Risk Management Solutions Inc., or RMS, and our own proprietary models, including our catastrophe modeling and portfolio management platform, known as HARP to calculate expected probable maximum losses, or PML, from various natural catastrophe scenarios. The models are dependent upon many broad economic and scientific assumptions, with examples including storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follows a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all territories or perils (e.g., tsunami) in and for which we write business. Natural catastrophe modeling is inherently uncertain due to process risk (i.e., the probability and magnitude of the underlying event) and parameter risk (i.e., the probability of making inaccurate model assumptions).

For man-made catastrophe risk, third-party vendor analytics and models are typically less developed, and we use a wide range of external and internal models and insights. Similar to natural catastrophe models, we are dependent upon broad economic, scientific and policy coverage assumptions within these models, which leads to material inherent uncertainties in the accuracy of the modelled representation of claims outcomes.

We use these models and software to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. We use best endeavors to understand the limitations of models, and the materiality of those models is communicated and incorporated within our decision-making. However, given the inherent uncertainty of modeling techniques and the limited data available to calibrate the models, it is possible the models prove inadequate, and we may not accurately address a variety of matters that could impact certain of our coverages. This includes the risk that we experience unanticipated and unmodelled loss accumulations, and that we suffer actual losses that are materially different from our probable maximum loss estimates or other modelled representation of claims outcomes.

A material proportion of our business relies on the assessment and pricing of individual risks by third parties.

We authorize MGAs, general agents, coverholders and other producers to write business on our behalf from time to time within the underwriting authorities that we prescribe. We rely on the underwriting controls of these agents, coverholders and producers to write business within the underwriting authorities we provide. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents, coverholders and producers may exceed their underwriting authorities or otherwise breach obligations owed to us. There is also the risk that we may be held responsible for obligations that arise from the acts or omissions of third parties if they are deemed to have acted on our behalf. In addition, our agents, coverholders, producers, insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, coverholders, producers, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.

Our reliance on third-party assessment and pricing of individual risk extends to our reinsurance treaty business. Similar to other reinsurers, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. We are therefore largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur. As a result of this reliance on ceding companies, our operating results and financial condition may be materially adversely affected.

The insurance and reinsurance business is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums.

The insurance and reinsurance industry has historically been cyclical by product and market. After experiencing a prolonged soft market cycle several years ago, we believe that the current insurance and reinsurance underwriting market is in a hard market phase for many lines of business, characterized by increasing prices and improving terms and conditions. This shift has likely been caused by recent withdrawals of alternative capital, the number of catastrophic events in recent years and the continuation of adverse development from prior years. We cannot assure investors that higher premium rates will continue, and rates may decrease in the future. If demand for our products falls or the supply of competing capacity rises, our prospects for potential growth may be adversely affected. In particular, we might lose existing customers or suffer a decline in business during shifting market cycles, which we might not regain when industry conditions improve.

We believe the hard/soft market cycle dynamic is likely to persist, and that we may return to soft market conditions in the future. Additionally, it is possible that primary insurers’ increased access to capital, new technologies and other factors may reduce the duration of or eliminate or significantly lessen the impact of any current or future hard reinsurance underwriting market. The cumulative impact of these risks could negatively impact our profitability and ability to maintain or grow premiums.

Our business is dependent upon insurance and reinsurance brokers and intermediaries, and the loss of important broker relationships could materially adversely affect our ability to market our products and services.

We market our insurance and reinsurance business worldwide primarily through insurance and reinsurance intermediaries, such as managing general agents, general agents and reinsurance brokers. We derive a significant portion of our business from a limited number of insurance and reinsurance intermediaries. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer-term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or the loss of all or a substantial portion of the business provided by these brokers, could have a material adverse impact on our business, financial condition and results of operations.

Emerging claim and coverage issues, or other litigation, could adversely affect us.

Unanticipated developments in the law as well as changes in social conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject.

For example, we believe our property results have been adversely impacted over recent periods by increasing primary claims-level fraud and abuses, as well as other forms of social inflation, and that these trends may continue, particularly in certain U.S. jurisdictions in which we focus, including Florida and Texas.

With respect to our casualty and specialty operations, these legal and social changes and their impact may not become apparent for some time after their occurrence. A recent example in the industry was losses arising out of a pandemic illness, which most insurers had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, we cannot be certain that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wording. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Furthermore, we expect that our exposure to this uncertainty may grow as our “long-tail” casualty reserves grow, because within some of these policies claims can be made for many years, making them more susceptible to these trends than our traditional property or catastrophe business, which is typically more “short-tail.” While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, or such agents may exceed their authority or commit fraud when binding policies on our behalf.

We, and our managing general agents, general agents and other agents who have the ability to bind our policies, rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information. If any such agents exceed their authority or engage in fraudulent activities, our financial condition and results of operations could be materially adversely affected.

We may not be able to maintain our desired external financial strength credit ratings.

Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based upon criteria established by the rating agencies. These ratings are often a key factor in the decision by an insured or a broker/intermediary whether to place business with a particular insurance or reinsurance provider. Hamilton Group considers A.M. Best to be the key rating agency for the insurance and reinsurance industries. An “A-” (Excellent) financial strength rating from A.M. Best has been the minimum rating required for access to key parts of Hamilton Group’s target market in the trading environment experienced in recent years.

Hamilton Group’s Financial Strength Rating from A.M. Best is “A-” (Excellent) with a “Positive” outlook, as affirmed on May 26, 2023. The business we write though our Lloyd’s syndicate benefits from the Financial Strength Rating of Lloyd’s of London, which is “A” (Excellent) with a “Stable” outlook, as affirmed on July 15, 2022. Furthermore, we have a financial strength rating of “A” from KBRA with a “Positive” outlook, as affirmed on July 6, 2022.

We assume that these ratings from A.M. Best will be maintained or improved in the future. If this were not the case, and either Hamilton Group or Lloyd’s ratings from A.M. Best were to fall to “A-” with a “Negative” outlook or below, we may not be able to execute our business plan until such ratings were improved, and this could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our available funds are insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness and may incur additional indebtedness in the future. Our indebtedness primarily consists of letters of credit and a revolving credit facility. The agreements governing our indebtedness contain covenants that limit our ability and the ability of some of our subsidiaries to make particular types of investments or other restricted payments, sell or place a lien on our or their respective assets, merge or consolidate. Some of these agreements also require us or our subsidiaries to maintain specific financial ratios or contain cross-defaults to our other indebtedness. Under certain circumstances, if we or our subsidiaries fail to comply with these covenants or meet these financial ratios, the noteholders or the lenders could declare a default and demand immediate repayment of all amounts owed to them or, where applicable, cancel their commitments to lend or issue letters of credit or, where the reimbursement obligations are unsecured, require us to pledge collateral or, where the reimbursement obligations are secured, require us to pledge additional or a different type of collateral.

Operational risks, including human errors, the inherent uncertainty of models, and dependency on third party information technology systems and applications, which can fail or become unavailable or needs to be replaced, are inherent in our business.

Operational risks and losses can result from many sources, including fraud, errors by employees or third-party service providers, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or failures with respect to our or our service providers’ information technology systems.

We believe our modeling, underwriting and information technology and application systems are critical to our business and reputation. Moreover, our technology and applications have been an important part of our underwriting process and our ability to compete successfully. Such technology is and will continue to be a very important part of our underwriting process.

We also have licensed certain systems, data and technology from third parties. We cannot be certain that we will continue to have access to such systems, data and technology, or that of comparable service providers. Further, we cannot guarantee that our technology or applications, or the systems or technology we have licensed from third parties, will continue to operate as intended. In addition, we cannot be certain that we would be able to replace our current service providers without slowing our underwriting response time. As our operations evolve, we will need to continue to make investments in new and enhanced systems and technology, and we may encounter difficulties in integrating these new technologies into our business. A major defect or failure in our internal controls or information technology and application systems could result in interruption to our underwriting processes, management distraction, harm to our reputation, a loss or delay of revenues, increased regulatory scrutiny or risk of litigation, or increased expense.

We are subject to cybersecurity risks, including cyber-attacks, security breaches and other similar incidents with respect to our and our service providers’ information technology systems, which could result in regulatory scrutiny, legal liability or reputational harm, and we may incur increasing costs to minimize those risks.

Cybersecurity threats and incidents have increased in recent years in frequency, levels of persistence, sophistication and intensity, and we may be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems, our proprietary systems, and systems of our third-party service providers. We are also required to effect electronic transmissions with third parties, including brokers, clients, service providers and others with whom we do business, as well as with our Board. In addition, we collect, store and otherwise process personal information (including sensitive personal information) of our clients, employees and service providers. We have implemented and maintain what we believe to be reasonable security measures, but we cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our respective systems and the information stored on such systems will be effective, successful or sufficiently rapid to avoid harm to our business.

Cybersecurity threats are evolving in nature and becoming increasingly difficult to detect, and may come from a variety of sources, including organized criminal groups, “hacktivists,” terrorists, nation states and nation state-supported actors. These threats include, among other things, computer viruses, worms, malware, ransomware, denial of service attacks, defective software, credential stuffing, social engineering, phishing attacks, human error, fraud, theft, malfeasance or improper access by employees or service providers, and other similar threats. Cyber-attacks, security breaches, and other similar incidents, including with respect to third-party systems that have access to or process our, our clients’ or our employees’ personal, proprietary and confidential information, could expose us to a risk of loss, disclosure or misuse of such information, litigation and enforcement action, potential liability and reputational harm. In addition, cybersecurity incidents, such as ransomware attacks, that impact the availability, integrity, confidentiality, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations and financial results. We may not be able to anticipate all cyber-attacks, security breaches or other similar incidents, detect or react to such incidents in a timely manner, or adequately remediate any such incident. While management is not aware of any cyber-attack, security breach or other similar incident that has had a material effect on our operations, there can be no assurances that such an incident that could have a material impact on us will not occur in the future.

Although we maintain processes, policies, procedures and technical safeguards designed to protect the security and privacy of personal, proprietary and confidential information, we cannot eliminate the risk of human error or guarantee our safeguards against employee, service provider or third-party malfeasance. It is possible that the measures we implement may not prevent improper access to, disclosure of or misuse of personal, proprietary or confidential information. Moreover, while we generally perform cybersecurity due diligence on our key service providers, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws, regulations, rules, standards and contractual obligations, we may be held responsible for cyber-attacks, security breaches or other similar incidents attributed to our service providers as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Any cybersecurity incident, including system failure, cyber-attacks, security breaches, disruption by malware or other damage, with respect to our or our service providers’ information technology systems, could interrupt or delay our operations, result in a violation of applicable cybersecurity, privacy, data protection or other laws, regulations, rules, standards or contractual obligations, damage our reputation, cause a loss of customers or expose sensitive customer data, give rise to civil litigation, injunctions, damages, monetary fines or other penalties, subject us to additional regulatory scrutiny or notification obligations, and/or increase our compliance costs, any of which could adversely affect our business, financial conditions and results of operations.

Further, the cybersecurity, privacy and data protection regulatory environment is evolving, and it is likely that the costs of complying with new or developing regulatory requirements will increase. For example, we operate in a number of jurisdictions with strict cybersecurity, privacy, data protection and other related laws, regulations, rules and standards, which could be violated in the event of a significant cyber-attack, security breach or other similar incident affecting personal, proprietary or confidential information or in the event of noncompliance by our personnel with such obligations. For more information on risks related to the cybersecurity, privacy and data protection regulatory environment, see the section titled “––Risks Related to the Regulatory Environment––Our business is subject to cybersecurity, privacy and data protection laws, regulations, rules, standards and contractual obligations in the jurisdictions in which we operate, which we can increase the cost of doing business, compliance risks and potential liability.”

We cannot ensure that any limitations of liability provisions in our agreements with clients, service providers and other third parties with which we do business would be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a cyber-attack, security breach or other similar incident. In addition, while we maintain insurance that would mitigate the financial loss under such scenarios, providing what we believe to be appropriate policy limits, terms and conditions, we cannot guarantee that our insurance coverage will be adequate for all financial and non-financial consequences from a cybersecurity event, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

We may fail, or be unable, to obtain, maintain, protect, defend or enforce our intellectual property rights, including for our proprietary technology platforms, data and brand, or we may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property or proprietary rights.

Our success and ability to compete depend in part on our intellectual property, which includes our rights in our brand, our data, and our proprietary technology used in certain parts of our business. We primarily rely on copyright and trade secret laws, and confidentiality agreements, invention assignment agreements and other contractual arrangements with our employees, customers, service providers, partners and others, to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate to deter infringement, misappropriation or other violation of our intellectual property, and may not be sufficient to ensure the validity of our intellectual property. Litigation brought to protect or enforce our intellectual property rights could be costly, time-consuming and distracting to management, and we may not prevail. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity, enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business and our competitiveness in the marketplace.

We do not currently own any registered trademarks and we have not filed any trademark applications to date. While we may have unregistered rights in certain trademarks and trade names, it may be harder for us to rely on any such unregistered rights to prevent third parties from copying or using our trademarks or trade names without our permission. Trademarks and trade names distinguish our products and services from the products and services of others. We have identified unaffiliated third parties operating in the insurance industry using names that are similar to our name. If potential future customers are unable to distinguish our products and services from those of other companies, or if we are otherwise unable to establish brand recognition, we may not be able to compete effectively and our business may be adversely affected.

We have registered domain names we use in our business, such as www.hamiltongroup.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our services under a new domain name, which could diminish our brand or cause us to incur significant expenses to purchase rights to the domain name in question. We may be unable to prevent third parties from acquiring and using domain names that are similar to ours or that otherwise decrease the value of our brand.

Although we take steps to protect our intellectual property, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation or other violation of our intellectual property, including by third parties who may use our intellectual property to develop products, services or technology that compete with ours. We also cannot guarantee that we have entered into confidentiality agreements with each party that may have or has had access to our trade secrets or proprietary technology or that we have executed adequate invention assignment agreements with all employees or third parties involved in the development of our intellectual property, including the proprietary technology used in certain parts of our business. In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights.

Our success depends also in part on our not infringing on, misappropriating or otherwise violating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or the Company. In the future, third parties may claim that we are infringing on, misappropriating or otherwise violating their intellectual property rights, and we may be found to be infringing on, misappropriating or otherwise violating such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, legal fees, settlement payments, ongoing royalty payments or other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property. Successful challenges against us also could prevent us from using certain technology or offering our products or services, require us to purchase costly licenses from third parties, which may not be available on commercially reasonable terms, or at all, or require that we comply with other unfavorable terms. Even if a license is available to us, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technology licensed to us, and we may be required to pay significant upfront fees, milestone payments or royalties, which could increase our operating expenses. Any litigation, with or without merit, could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Moreover, other companies, including our competitors, may have the capacity to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any of the foregoing could adversely affect our business, financial condition and results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties, or if we cannot license rights to use technology or data on reasonable terms, we could be required to pay damages, lose license rights that are critical to our business or be unable to commercialize new products and services in the future.

We license from third parties certain intellectual property, technology and data that are important to our business and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property, technology or data. If we fail to comply with any of our obligations under our license or technology agreements with third parties, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor (or other applicable counterparty) may cause us to lose valuable rights, and could disrupt our operations and harm our reputation. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property against infringing third parties or if the licensed intellectual property rights are found to be invalid or unenforceable.

In the future, we may identify additional third-party intellectual property, technology and data we need, including to develop and offer new products and services. However, such licenses may not be available on acceptable terms or at all. Further, third parties from whom we currently license intellectual property, technology and data could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain the intellectual property or technology from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third party intellectual property or technology. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products or services, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Increased public attention to environmental, social and governance matters may expose us to negative public perception, cause reputational harm, impose additional costs on our business or impact our share price.

In recent years, there has been an increased focus from shareholders, business partners, cedants, regulators, politicians, and the public in general on environmental, social and governance, or ESG, matters, including greenhouse gas emissions, carbon footprint and climate-related risks, renewable energy, fossil fuels, diversity, equity and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Increasing attention is being directed towards publicly-traded companies in particular regarding sustainability matters. A failure, or perceived failure, to respond to investor or customer expectations related to sustainability concerns, including negative perceptions regarding the scope or sufficiency and transparency of our sustainability approach and reporting on sustainability matters, could cause harm to our business and reputation. For example, our insureds and investment portfolio include a wide variety of industries, including potentially controversial industries. Damage to our reputation as a result of our provision of policies to certain insureds or investments relating to certain industries could result in decreased demand for our insurance products and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and brand strength. Additionally, while we strive to manage our invested capital in a manner consistent with publicly-established sustainability guidelines, we may not meet certain shareholders’ criteria for such investments or the performance of such investments may be adversely impacted by laws (including certain U.S. state laws) that limit or discourage government-affiliated asset managers from ESG-driven investments or differ from what it may have been if not managed in a manner consistent with sustainability guidelines.

We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may not collect all amounts due from our reinsurers under our existing reinsurance arrangements.

As part of our risk management, we are reliant on the purchase of reinsurance for our own account from third parties, including retrocession coverage (i.e., the reinsurance of reinsurance). The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. In addition, the coverage provided by our reinsurance arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.

Purchasing reinsurance does not relieve us of our underlying obligations to policyholders or ceding companies, so any inability to collect amounts due from reinsurers could adversely affect our financial condition and results of operations. The inability to collect amounts due from reinsurers can result from a number of scenarios, including (1) reinsurers choosing to withhold payment due to a dispute or other factors beyond our control; and (2) reinsurers becoming unable to pay amounts owed to us as a result of a deterioration in their financial condition. While we regularly review the financial condition of our reinsurers and currently believe their condition is strong, it is possible that one or more of our reinsurers will be adversely affected by future significant losses or economic events, causing them to be unable or unwilling to pay amounts owed to us.

In addition, due to factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition and results of operations.

Our inability to obtain the necessary credit facilities could affect our ability to offer reinsurance in certain markets.

Hamilton Re is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda. Because the United States and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require Hamilton Re to provide letters of credit or other collateral. Our credit facilities are used to post letters of credit. However, if our credit facilities are not sufficient or if we are unable to renew our credit facilities or arrange for other types of security on commercially affordable terms, Hamilton Re could be limited in its ability to write business for some of our clients.

Our business may be adversely affected if we fail to pay claims in an accurately and timely manner.

We must accurately, and in a timely manner, evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.

In addition, for some business, we rely on third-party administrators, or TPAs, to manage claims on our behalf. If we do not manage our TPAs effectively, or if our TPAs are unable to effectively handle our volume of claims, our ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work, which, in turn, could adversely affect our operating margins.

Our reliance on intermediaries subjects us to their credit risk.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to intermediaries, including agents and brokers, and these intermediaries, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. In some jurisdictions, if an intermediary fails to make such payment, we may remain liable to the insured or ceding insurer for the deficiency. Likewise, in certain jurisdictions, when the insured or ceding company pays the premiums for these contracts to intermediaries for payment to us, these premiums are considered to have been paid and the insured or ceding company will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the intermediary. Consequently, we assume a degree of credit risk associated with our insurance and reinsurance intermediaries.

Large non-recurring contracts and reinstatement premiums may increase the volatility of our financial results.

Our premiums are prone to significant volatility due to various factors, including the timing of contract inception, as well as our differentiated strategy and capabilities which position us to pursue potentially non-recurring bespoke or large solutions for clients. In addition, after a large catastrophic event or circumstance, we may record significant amounts of reinstatement premium, which can cause quarterly, non-recurring fluctuations in both our written and earned premiums. These and other factors may increase the volatility of our financial results.

Our historical performance is not indicative of future performance.

Information regarding our past performance, financial or otherwise, is presented for informational purposes only and does not guarantee that we will achieve similar results in the future. Investors should not rely on our historical record of performance as being indicative of future performance in an investment in the Company or the returns we will, or are likely to, generate going forward.

Risks Related to the Market and Economic Conditions

Conditions in the global economy and financial markets increase the possibility of adverse effects on our financial position and results of operations.

The global economy and financial markets, including in the United States, the United Kingdom, Europe, China and other leading markets, continue to experience significant volatility and uncertainty as a result of numerous economic and geopolitical factors, including slowing or negative growth in certain economies, the level of inflation and deflation, the impact of fiscal and monetary policies and international trade disputes. The longer these economic conditions persist or accelerate, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways, including, but not limited to, a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

Deterioration or volatility in the financial markets or general economic conditions could result in a prolonged economic downturn or trigger a recession and our operating results, financial position and liquidity could be materially and adversely affected. Further, unfavorable economic conditions could have a material adverse effect on certain of the lines of business we write, including, but not limited to, trade credit, political risks, professional lines and surety.

We may be adversely impacted by inflation.

Our operations, like those of other insurers and reinsurers, are susceptible to the effects of both economic and social inflation because premiums are established before the ultimate amounts of losses and loss adjustment expenses are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may essentially result in our underpricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above reserves established for claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations. Unanticipated higher inflation could also lead to higher interest rates, which would negatively impact the value of our fixed income securities and potentially other investments.

In recent years, we have experienced an increase in loss costs as a result of relatively high inflation in several locations in which we have exposure. We have seen high inflation in many components of our claims payments, across all lines. The underlying drivers of increased claims costs include, but are not limited to consumer prices, retail prices, wages, property rebuild costs and energy prices. In response to the rising costs driven by inflation, we conducted a thorough assessment of loss cost inflation, which we used to update our pricing models and reserving and planning assumptions. This analysis suggests that the positive rate movement we have achieved has matched or exceeded loss cost trends when we account for current rates of inflation and forecasted rates of future inflation. However, there is a risk that our inflation assumptions and forecasts prove to be insufficient, or that the impact of those inflation drivers upon our future claim payments is inconsistent with our assumptions, and this risk could negatively impact our future earnings.

Our results of operations may fluctuate significantly from period to period and may not be indicative of our long-term prospects.

Our results of operations may fluctuate significantly from period to period. These fluctuations result from a variety of factors, including the fluctuations of the reinsurance and insurance market in response to supply and demand changes, the volume and mix of reinsurance and insurance products that we write, loss experience on our reinsurance and insurance liabilities, the performance of our investment portfolio and our ability to assess and implement our risk management strategy effectively. In particular, we seek to underwrite products and make investments to achieve long-term results. As a result, our short-term results of operations may not be indicative of our long-term prospects.

We could be forced to sell investments to meet our liquidity requirements.

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and LAE reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Many of the risks we face, including, but not limited to, exposure to catastrophic events, inadequate reserves or investment losses, could potentially result in the need to sell investments to fund these liabilities. Depending on various economic or market factors, we may not be able to sell our investments at favorable prices or at all. Sales that do occur could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

We may be affected by adverse economic factors outside of our control, including recession or the perception that recession may occur and international socio-political events.

An economic recession or slowdown in economic activity may result from a new surge in the COVID-19 pandemic, from international events involving war or civil, political, or social unrest, or from other factors outside of our control. For example, we have experienced losses related to the conflict between Russia and Ukraine, and the conflict may expand, which could increase our potential exposures or have far-reaching impacts on the global economy. Additionally, governmental, business and societal responses to such events, such as restrictions on public gatherings, sanctions, trade restrictions, increased unemployment, and supply chain disruptions could worsen the impact of such events and could have an impact on our business and on our customers’ businesses. Any such events could increase our probability of losses. These events could also reduce the demand for insurance and reinsurance, which would reduce our premium volume and could have a material adverse effect on our business and results of operations.

Risks Related to Our Strategy

Hamilton Group may not be able to execute its strategy as planned or at all.

There can be no guarantee that Hamilton Group will be successful in accomplishing the tasks necessary to execute its proposed strategy, or that it will be able to execute the strategy within the time frame or in the manner outlined in its prospectus. If the Hamilton Group is unable to execute its strategy, Hamilton Group’s financial results may vary substantially from those projected in the prospectus.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed-term employment agreements with many of our key employees or key person life insurance and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees in that jurisdiction for the roles that need to be resident in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates, naturalized British overseas territory citizens or persons who are exempted pursuant to the Incentives for Job Makers Act 2011, as amended) may not engage in any gainful occupation in Bermuda without a valid government work permit. Some members of our senior management are working in Bermuda under work permits that will expire over the next several years. The Bermuda government could refuse to extend these work permits, and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers or key contributors were not permitted to remain in Bermuda, or if we experienced delays or failures in obtaining permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected.

We may from time to time modify our business and strategic plan, and these changes could adversely affect us and our financial condition.

Risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing our operations, controls and other infrastructure, may not have an impact on our publicly reported results until many years after implementation. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.

In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.

In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will be not be successful; the possibility that the marketplace does not accept our products or services, or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations.

We have significant foreign reinsurance that exposes us to certain additional risks, including foreign currency risks and political risks.

Through our multinational insurance and reinsurance exposures, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the British pound sterling, the Euro and the Japanese yen. As a result, a portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risks. Significant changes in foreign exchange rates may adversely affect our results of operations and financial condition. Our foreign exposures are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our exposures to these foreign risks could fluctuate.

We are exposed to risks in connection with our management of alternative reinsurance platforms on behalf of investors in entities managed by Hamilton Strategic Partnerships.

Certain of our subsidiaries that are engaged in the management of alternative reinsurance platforms as part of our Hamilton Strategic Partnerships division may owe certain legal duties and obligations to third-party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of those structures. Although we continually monitor our policies and procedures to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and significantly harm our business and results of operations.

In addition, our third-party investors may decide not to renew their interests in the entities we manage, which could materially impact the financial condition of such entities. Certain of our third-party capital investors provide significant capital investment in respect of the entities we manage. The loss or alteration of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third-party capital for our existing managed entities or for potential new managed entities and therefore we may forgo existing and/or potential attractive fee income and other income-generating opportunities.

Furthermore, notwithstanding any capital holdback, we may decide to return to our investors all or a portion of the third-party capital held by entities we manage as collateral prior to the maturity specified in the terms of the particular underlying transactional documents. A return of capital to our investors is final. As a result, if we release collateral early and capital is returned to our investors, we may not have sufficient collateral to pay any future claims associated with such losses in the event losses are significantly larger than we anticipated.

Risks Related to Our Investment Strategy

Our business, prospects, financial condition or results of operations may be adversely affected by reductions in the aggregate value of our investment portfolio.

Our operating results depend in part on the performance of our investment portfolio, including our investment in the TS Hamilton Fund. Our capital is invested by professional investment management firms, including by Two Sigma through its management of the TS Hamilton Fund. A material portion of our investment assets are managed by Two Sigma through the TS Hamilton Fund, as further described herein, and we derive a significant portion of our income from our investment in the TS Hamilton Fund. As a result, we have significant exposure to the investments in the TS Hamilton Fund, as well as to our other investment assets.

Our investments are subject to a variety of financial and capital market risks including, but not limited to, changes in interest rates, credit spreads, equity and commodity prices, foreign currency exchange rates, increasing market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, volatility of interest rates, widening of credit spreads, bankruptcies, defaults, significant ratings downgrades, geopolitical instability, and a decline in equity or commodity markets, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. This could have a material effect on certain of our investments.

For instance, our investment portfolio (and, specifically, the valuations of investment assets it holds) has been, and is likely to continue to be, adversely affected as a result of market valuations impacted by significant events such as the COVID-19 pandemic and any other public health crisis, the Ukraine conflict and other global economic and geopolitical uncertainty regarding their outcomes. These include changes in interest rates, declining credit quality of particular investments, reduced liquidity, fluctuating commodity prices, international sanctions, and related financial market impacts from the sudden, continued slowdown in global economic conditions generally. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.

Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base and thereby affect our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings.

The aggregate performance of our investment portfolio also depends to a significant extent on the ability of our investment managers, including Two Sigma in the management of the TS Hamilton Fund, to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure of these investment managers to perform their services in a manner consistent with product mandates or our investment guidelines, technological and staffing deficiencies, inadequate disaster recovery plans, interruptions or impaired business operations.

As discussed further below, we are contractually required to maintain an investment in the TS Hamilton Fund pursuant to the Commitment Agreement (as defined below), which represents a material portion of our investment portfolio, and which Commitment Agreement remains in effect in accordance with its terms even if the TS Hamilton Fund incurs substantial losses or otherwise does not meet our investment objectives. This description does not, and is not intended to, provide a comprehensive discussion of the risks and conflicts associated with our investment in the TS Hamilton Fund.

We maintain a fixed income portfolio which could be impacted by interest rate and credit risk.

We maintain a portfolio of more traditional investment assets, primarily composed of investment-grade fixed income securities, that are managed by third-party professionals other than Two Sigma through its management of the TS Hamilton Fund. At December 31, 2023, the fair market value of our investment portfolio not managed by Two Sigma was $1.8 billion.

This fixed investment portfolio is subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening of the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate, typically referenced as the yield on U.S. treasury securities, that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary in response to the market’s perception of risk and liquidity in a specific issuer or specific sector. Additionally, credit spreads are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolios that would result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.

In addition, a rising interest rate environment, an increase in credit spreads or a decrease in liquidity could have an adverse effect on the value of our fixed income investment portfolio by decreasing the fair values of the fixed income securities. Longer-term assets may also be sold and reinvested in shorter-term assets that may have lower yields in anticipation of or in response to rising interest rates. Alternatively, a decline in market interest rates could have an adverse effect on investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. In a low interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. Sustained low interest rates could also lead to purchases of longer-term or riskier assets in order to obtain adequate investment yields, which could also result in a duration gap when compared to the duration of liabilities. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate or credit spread sensitivity effectively.

We do not have control over the TS Hamilton Fund.

As discussed above, we maintain a significant investment in the TS Hamilton Fund, which is an investment fund managed by Two Sigma. Specifically, under the commitment agreement, dated July l, 2023 (the “Commitment Agreement”), Hamilton Re is required to maintain an investment in the TS Hamilton Fund in an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Insurance Group’s net tangible assets (such lesser amount, the “Minimum Commitment Amount”) for a three-year period commencing as of July l, 2023 (the “Initial Term”) and renewable annually for rolling three-year periods thereafter (each such three-year period, a “Commitment Period”), unless a notice of non-renewal is provided in accordance with the Commitment Agreement.

Pursuant to the Commitment Agreement, we may reduce the Minimum Commitment Amount or terminate the Commitment Agreement in certain circumstances. Subject to certain conditions, Hamilton Re is permitted to withdraw all or any portion of its capital account (A)(i) if non-routine circumstances result in the full depletion in its cash and cash equivalents for its day-to-day operations, (ii) it would be materially detrimental to it to delay making a withdrawal, and (iii) it cannot access any working capital or letter of credit facility it has; or (B) to the extent such withdrawal is required to prevent a downgrading or negative ratings action by A.M. Best with respect to Hamilton Re, to the extent based on a significant concern principally related to the continued management of our investment assets in the TS Hamilton Fund, or an order or direction from the BMA, and in the case of clause (B), only upon a resolution of our board of directors that (x) we have taken commercially reasonable efforts to avoid such withdrawal and that such a withdrawal is required to address the negative ratings action or BMA direction, and (y) that it is necessary to maintain Hamilton Re’s A.M. Best ratings of A- (financial strength) and a- (issuer credit rating) or to comply with such BMA direction, as the case may be, in order to continue its business operations. Hamilton Re or Two Sigma may also terminate the Commitment Agreement in the event of, among other things: (i) a transfer of voting interests in excess of 25% of Two Sigma (other than to affiliates or persons related to Two Sigma), to the extent such transfer results in a change of control or management of Two Sigma, (ii) certain dispositions or issuances of a material (i.e., 5% or greater) or non-passive position in the public equity of Hamilton Insurance Group or Hamilton Re by a Two Sigma competitor, (iii) a material change to Hamilton Insurance Group’s, Hamilton Re’s or Two Sigma’s business, including with respect to Two Sigma the cessation of management of a trading entity, or the return of a majority of client capital attributable to a trading entity, (iv) David Siegel or John Overdeck ceasing to be involved in the management of Two Sigma, or (v) a change in law that is reasonably expected to have a material adverse effect on Hamilton Re or Two Sigma.

Two Sigma Principals, LLC, the managing member of TS Hamilton Fund (the “Managing Member”), is subject to the same Commitment Period, and has exclusive control over the management, operations and policies of the TS Hamilton Fund under the TS Hamilton Fund Limited Liability Company Agreement, dated July 1, 2023, as amended from time to time (the “LLCA”), including the authority to undertake on behalf of the TS Hamilton Fund all actions that, in its sole judgment, are necessary or desirable to carry out its duties and responsibilities.

These broad rights of the Managing Member include the power to delegate its authority under the LLCA. Pursuant to an amended and restated investment management agreement, dated July l, 2023, between the TS Hamilton Fund and Two Sigma (the “TS Hamilton Fund IMA”), the Managing Member has granted to Two Sigma the authority to direct the investments of the TS Hamilton Fund and other day-to-day business of the TS Hamilton Fund. Hamilton Re has no right to remove the Managing Member and does not have any right to participate in the management and conduct of the TS Hamilton Fund. Neither the Company nor Hamilton Re are a party to the TS Hamilton Fund IMA.

The revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum. Under the terms of the revised LLCA, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. However, in the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses.

The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. “Excess Profits” for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated.

The fees paid related to management of the TS Hamilton Fund are as follows:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Management fees	$45,184	$53,103	$4,318	$48,693

Incentive fees	21,546	68,049	—	51,309
Additional incentive fees	—	—	—	10,320
Total incentive fees	21,546	68,049	—	61,629

Total	$66,730	$121,152	$4,318	$110,322

The TS Hamilton Fund invests in various commingled investment vehicles. We are not Two Sigma’s “client” under the U.S. Investment Advisers Act of 1940, as amended, and Two Sigma does not manage capital invested in the TS Hamilton Fund by reference to our investment guidelines. Our investment guidelines relating to assets managed outside of the TS Hamilton Fund currently focus on investment primarily in fixed maturity and cash products. Depending on current and future events and market conditions and their impact on our investments, the investment guidelines are subject to change.

The TS Hamilton Fund is not, and is not expected to be, registered as an “investment company” under the 1940 Act or any comparable regulatory requirements. Therefore, investors in the TS Hamilton Fund, including Hamilton Re, do not and will not have the benefit of the protections afforded by such registration and regulation.

We face risks associated with our reliance on Two Sigma, as investment manager of the TS Hamilton Fund.

The success of the TS Hamilton Fund's investments is dependent on the ability of Two Sigma, and more specifically, on the other employees acting as the TS Hamilton Fund’s portfolio managers and book managers, to develop and implement investment strategies that achieve the TS Hamilton Fund's investment objective. If any of David M. Siegel or John A. Overdeck (collectively, the “Two Sigma Key Persons”), the portfolio managers or the book managers ceases to be involved in the management of Two Sigma or the TS Hamilton Fund, the TS Hamilton Fund could be adversely affected. There is no prohibition on any Two Sigma Key Person, portfolio manager or book manager resigning. In addition, the portfolio managers, the Two Sigma Key Persons and the book managers have material responsibilities within Two Sigma that are completely separate from their duties to the TS Hamilton Fund. There is no prohibition on an expansion or change to such other responsibilities. We have no special withdrawal rights if any of the Two Sigma Key Persons, the portfolio managers and/or the book managers were to cease to be involved in the management of the Managing Member and/or Two Sigma, or materially reduce their duties with respect to the TS Hamilton Fund; rather we would have the right to withdraw only in accordance with the withdrawal provisions detailed in the LLCA.

As described in the brochure of Two Sigma, dated March 31, 2023, accompanying its Form ADV filed with the SEC, there have been a variety of management and governance challenges at Two Sigma and related entities. The management committee of Two Sigma and related entities (the “Two Sigma Management Committee”) has been unable to reach agreement on a number of topics, including: (i) defining roles, authorities and responsibilities for a range of C-level officers, including for the various roles of the members of the Two Sigma Management Committee and Chief Investment Officers; (ii) organizational design and management structure of various teams; (iii) corporate governance and oversight matters; and (iv) succession plans. These disagreements can affect Two Sigma’s ability to retain or attract employees (including very senior employees) and could continue to impact the ability of employees to fully implement key research, engineering, or corporate business initiatives. If such disagreement were to continue, Two Sigma’s ability to achieve the TS Hamilton Fund mandate could be impacted over time.

The TS Hamilton Fund faces operational risks from Two Sigma’s management of the TS Hamilton Fund, including from misconduct by employees or service providers of Two Sigma, which could result in material losses to the TS Hamilton Fund and, by extension, the Company.

The TS Hamilton Fund is exposed to operational risks from Two Sigma and its employees and service providers, including from potential non-compliance with policies and regulations, employee misconduct, negligence and fraud, each of which could result in material losses to the TS Hamilton Fund. In recent years, a number of investment managers and other financial institutions have suffered material losses due to, for example, the actions of traders executing unauthorized trades or other employee misconduct.

It is not always possible to deter or fully prevent employee misconduct and the precautions Two Sigma takes to prevent and detect this activity may not always be effective. Any impact from the incident described above or other similar operational risks may result in material losses to the TS Hamilton Fund and, by extension, the Company.

The TS Hamilton Fund’s investment portfolio and its performance depends on the ability of its investment manager, Two Sigma, to select and manage appropriate investments.

Pursuant to the TS Hamilton Fund IMA, the Managing Member has granted Two Sigma discretion and authority to make all investment decisions on behalf of the TS Hamilton Fund, including the power to purchase, acquire, hold, invest, reinvest, sell or otherwise dispose of the TS Hamilton Fund’s interests in certain trading entities managed by Two Sigma for the purposes of implementing the TS Hamilton Fund’s investment objectives.

The trading strategies that Two Sigma utilizes on behalf of the TS Hamilton Fund at any time may encompass a variety of systematic and certain non-systematic investment strategies and proprietary risk management, investment, optimization and execution techniques (collectively, the "Techniques"), both directly and derivatively, all of which may be based on any combination of systematic and discretionary analysis as determined by Two Sigma in its sole discretion. Our investment in the TS Hamilton Fund is subject to all of the risks associated with the purchase and sale of complex leveraged instruments, including without limitation, the difficulty of accurately predicting price movements in particular investment positions and the difficulty of assessing the impact that an unpredictable multitude of economic and other events may have on prices or the value of investments. Two Sigma utilizes a variety of speculative trading strategies which, if unsuccessful, could result in a complete loss of our investment in the TS Hamilton Fund. The TS Hamilton Fund’s trading and investment activities are not limited to these strategies and Techniques and the TS Hamilton Fund is permitted to pursue any investment strategy and/or Technique that Two Sigma determines in its sole discretion to be appropriate for the TS Hamilton Fund from time to time. We cannot assure shareholders as to how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk associated with investment in the TS Hamilton Fund. The performance of our investment in the TS Hamilton Fund depends fundamentally on the ability of Two Sigma to select and manage appropriate investments for the TS Hamilton Fund’s investment portfolio. We cannot assure investors that Two Sigma will be successful in meeting the TS Hamilton Fund’s investment objectives.

Irrespective of Two Sigma’s ability to manage the TS Hamilton Fund, our investment in the TS Hamilton Fund is highly speculative, entails substantial risks and is subject to various conflicts of interest. There is no guarantee, assurance or representation that the investment objectives of the TS Hamilton Fund will be achieved or that our investment in the TS Hamilton Fund will not result in significant losses, which consequently could significantly and negatively affect our business, results of operations and financial condition.

In addition, under the LLCA (subject to the terms of the Commitment Agreement), the Managing Member has the authority to dismiss from employment any and all agents, managers, consultants, advisors and other persons, including Two Sigma. If the Managing Member chooses to dismiss Two Sigma as the TS Hamilton Fund’s investment manager or to engage another investment manager following the expiration of its term, there is no assurance that the Managing Member will find or hire a suitable replacement. If the Managing Member were to hire a suitable replacement, there is no guarantee that any such replacement would provide the TS Hamilton Fund with comparable or better investment results than those that Two Sigma may provide to the TS Hamilton Fund or than those that Two Sigma has provided in the past to us.

The TS Hamilton Fund is required to indemnify and hold harmless the Managing Member and Two Sigma under certain circumstances pursuant to the LLCA or the TS Hamilton Fund IMA. As a result, in general, we do not expect to have recourse to Two Sigma for our losses and the value of capital accounts of Hamilton Re in the TS Hamilton Fund could be reduced in the event that Two Sigma (or its affiliates) incur losses, all of which could have a material and adverse impact on our financial conditions and results of operations.

We have a limited ability to withdraw our capital from the TS Hamilton Fund, and our investment in the TS Hamilton Fund is an illiquid investment.

In light of the fact that the Commitment Agreement and the LLCA limit our ability to withdraw our capital from the TS Hamilton Fund, and that there is no secondary market for interests in the TS Hamilton Fund, an investment in the TS Hamilton Fund is an illiquid investment. Hamilton Re is required to maintain the lesser of (a) $1.8 billion or (b) 60% of Hamilton Insurance Group’s net tangible assets in the TS Hamilton Fund for the Commitment Period, subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2026. The Commitment Period will automatically renew for a new three-year Commitment Period unless Hamilton Re or the Managing Member provide advance notice of non-renewal prior to the one-year anniversary of the commencement of a Commitment Period.

The Managing Member may, in its discretion, but is not required to, permit or require Hamilton Re to withdraw all or any portion of its capital account(s) at other times or waive or reduce certain notice periods or allow a notice to be revoked. The Managing Member may also upon five days’ notice, compel the withdrawal of any portion of Hamilton Re’s direct or indirect investment in the TS Hamilton Fund in excess of the Minimum Commitment Amount and may withdraw all or any portion of its capital account at any time. However, Hamilton Re is permitted to withdraw all or any portion of its capital account if (A)(i) non-routine circumstances result in the full depletion in its cash and cash equivalents for its day-to-day operations, (ii) it would be materially detrimental to it to delay making a withdrawal, and (iii) it cannot access any working capital or letter of credit facility it has; or (B) such withdrawal is required to prevent a downgrading by A.M. Best or an order from the BMA, as described above under “––We do not have control over the TS Hamilton Fund.”

Additionally, because the Commitment Agreement requires that we invest a certain amount of capital in the TS Hamilton Fund and the LLCA does not permit us to replace the Managing Member or require that the Managing Member replace Two Sigma as the investment manager of the TS Hamilton Fund, we have limited flexibility to change our investment strategy or manage our investments outside of the TS Hamilton Fund or with a different investment manager, which could have a negative impact on our returns.

Should the TS Hamilton Fund be terminated by the Managing Member, all assets will be liquidated in accordance with the terms set out in the LLCA and we will no longer receive returns in connection with this investment. If the TS Hamilton Fund is terminated, there can be no assurance that we will be able to replace Two Sigma as our investment manager or achieve investment results comparable or better than those achieved by the TS Hamilton Fund. See also “—We do not have control over the TS Hamilton Fund.”

The Managing Member, Two Sigma and their respective affiliates have potential conflicts of interest that could adversely affect us.

The structure and operations of Two Sigma and its affiliates (and, by extension, how the TS Hamilton Fund and the trading entities the TS Hamilton Fund utilizes are constructed, managed and advised) give rise to a number of actual and potential conflicts of interest which may adversely affect us.

Two Sigma and its affiliates currently manage, and expect to continue to manage, other client and proprietary accounts, some of which have objectives that overlap with the objective of the TS Hamilton Fund, including investment vehicles that are owned primarily or entirely by Two Sigma proprietary capital. Two Sigma’s interests will at times conflict with our interests, which may potentially adversely affect our and the TS Hamilton Fund’s investment opportunities and returns.

Further, the Commitment Agreement provides that none of Two Sigma, the Managing Member or TS Hamilton Fund are responsible for any performance of their obligations thereunder to the extent such obligations would reasonably conflict with their fiduciary duties to other clients or investors in such clients or are reasonably expected to result in materially adverse legal or regulatory risk, as determined in any such party’s sole discretion on the advice of its internal or external counsel.

Two Sigma and its affiliates engage in other business ventures and investment opportunities that will not be allocated equitably among us and such other business ventures.

Two Sigma and its affiliates participate in various financial activities and have created multiple products that employ overlapping or substantially similar strategies and/or compete for limited trading and investment opportunities but are designed to achieve materially different expected risk-reward profiles. Two Sigma and its affiliates engage in a wide-range of investment and other financial activities, many of which are not offered to the TS Hamilton Fund. As Two Sigma and its affiliates continue to grow, they will need to continue to balance the following challenges: (i) a desire to increase the amount of proprietary capital invested; (ii) an increasingly diverse and numerous investor base; (iii) greater variation in the mandates and fee structures among the TS Hamilton Fund and the other Two Sigma clients; (iv) a shifting regulatory landscape; and (v) managing a larger and more diverse set of strategies and Techniques. Portfolios managed by Two Sigma affiliates will have material adverse impacts on each other and the trading in such portfolios will continue to reduce returns in other portfolios. As a result, Two Sigma’s offerings and expansions (and those of its affiliates) are expected to have a negative effect on the TS Hamilton Fund. Two Sigma and its affiliates are not and cannot be free from conflicts of interest in balancing these and related considerations.

Additionally, decisions made by Two Sigma on behalf of the TS Hamilton Fund have the potential to vary materially from the decisions made by Two Sigma and its affiliates on behalf of other clients, including during times of market stress and during liquidation events. Because Two Sigma or its affiliates employ the same or substantially similar strategies on behalf of many of their respective clients and because such clients often trade the same or similar instruments, the decisions made by Two Sigma or its affiliates, as applicable, on behalf of any individual client are likely to have a material impact on other clients. This impact is likely to be exacerbated during times of market stress and/or during liquidation events. For example, to the extent that Two Sigma decides to liquidate or “delever” all or any portion of another client’s portfolio for any reason, such liquidation or deleveraging is likely to adversely affect positions held by the TS Hamilton Fund or the TS Hamilton Fund’s ability to liquidate or delever the same or similar positions, whether or not Two Sigma has made the independent decision to liquidate or delever the TS Hamilton Fund’s portfolios.

The historical performance of Two Sigma (including the TS Hamilton Fund) should not be considered as indicative of the future results of the TS Hamilton Fund’s investment portfolio or of our future results.

The historical returns of the funds managed by Two Sigma (including the TS Hamilton Fund) are not necessarily indicative of future results. Results for the TS Hamilton Fund’s investment portfolio could differ materially from the results of other funds managed by Two Sigma. In addition, even if the TS Hamilton Fund’s investment portfolio generates investment income in a given period, our overall performance could be adversely affected by losses generated by our insurance and reinsurance operations or other market dynamics. Poor performance of the TS Hamilton Fund’s investment portfolio would cause a decline in our revenue and would therefore have a negative effect on our financial performance.

The risks associated with Two Sigma’s strategy in managing the TS Hamilton Fund’s investment portfolio could be substantially greater than the investment risks faced by other reinsurers with whom we compete.

We have a significant amount of financial exposure to the investment in the TS Hamilton Fund. As a result, our operating results depend materially on the performance of the TS Hamilton Fund’s investment portfolio. In addition, the TS Hamilton Fund’s investments are made through various commingled investment vehicles that are managed on behalf of multiple Two Sigma clients, and not structured in relation to our specific financial objectives or anticipated insurance and reinsurance liabilities. To the extent we are required to fund these or other liabilities in meaningful amounts and/or unexpectedly, we could be forced to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.

The risks associated with Two Sigma’s investment strategy could be substantially greater than the risks associated with traditional investment strategies employed by many insurers and reinsurers with whom we compete. Two Sigma specializes in process-driven, systematic investment management generally implemented by performing quantitative analysis to build mathematical strategies that rely on patterns inferred from historical prices and other data in evaluating prospective investments. These strategies are implemented by employing the Techniques. Quantitative strategies and Techniques cannot fully match the complexity of the financial markets and therefore sudden unanticipated changes in underlying market conditions can significantly impact their performance. Further, as market dynamics shift over time, a previously highly successful strategy or Technique tends to become outdated, and Two Sigma, as the TS Hamilton Fund’s investment manager, may not recognize that fact before substantial losses are incurred. Even without becoming a completely outdated strategy or Technique, a given strategy’s or Technique’s effectiveness may decay in an unpredictable fashion for any number of reasons, including, but not limited to, an increase in the amount of assets managed, the sharing of such strategy or Technique with other clients or affiliates, the use of similar strategies or Techniques by other market participants and/or market dynamic shifts over time. Moreover, there are likely to be an increasing number of market participants who rely on strategies and Techniques that are similar to those used by Two Sigma, which may result in a substantial number of market participants taking the same action with respect to an investment and some of these market participants may be substantially larger than the TS Hamilton Fund. Should one or more of these other market participants begin to divest themselves of one or more positions, a “crisis correlation,” independent of any fundamentals and similar to the crises that occurred or could occur, thereby causing the TS Hamilton Fund to suffer material, or even total, losses.

Two Sigma relies on the use of technology and on data from third-party and other sources to make its forecasts and/or trading decisions, which could materially adversely affect our future results.

The Techniques and related analytics utilized by Two Sigma in managing the TS Hamilton Fund are fundamentally dependent on technology, including hardware, software and telecommunications systems. The data gathering and processing, research, forecasting, portfolio construction, order execution, trade allocation, risk management, operational, back office and accounting systems, among others, utilized by Two Sigma are all highly automated and computerized. Such automation and computerization is dependent upon an extensive amount of licensed software and third-party hardware and software. Such dependencies have and will likely continue to increase over time. The Two Sigma-licensed software and third-party hardware and software are known to have errors, omissions, imperfections and malfunctions, referred to as coding errors. Such coding errors in third-party hardware and software are generally entirely outside of the control of Two Sigma. Coding errors can and do occur and will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, the failure to properly allocate trades, the failure to properly gather, organize and/or process available or accurate data, the generation of erroneous and/or incomplete model forecasts, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s), all of which can and do have adverse (and materially adverse) effects on the TS Hamilton Fund and its returns. Two Sigma’s reliance on technology may expose the TS Hamilton Fund to other risks associated with the use of technology, such as software or hardware malfunction, security breach, virus or other operational risks.

Two Sigma is highly reliant on the gathering, cleaning, culling, mapping and analyzing of large amounts of both market and non-traditional (i.e., alternative) data from third-party and other sources in making its forecasts and/or trading decisions. It is not possible or practicable, however, to factor all relevant, available data into forecasts and/or trading decisions. Two Sigma will use its discretion to determine what data to gather with respect to any strategy or Technique and what subset of that data the strategies and Techniques it will take into account to produce forecasts which have an impact on ultimate trading decisions. There is no guarantee that any specific data or type of data will be utilized in generating forecasts or making investment and trading decisions on behalf of the TS Hamilton Fund, nor is there any guarantee that the data actually utilized in generating forecasts or making investment and trading decisions on behalf of the TS Hamilton Fund will be (i) the most accurate data available or (ii) free of errors.

Two Sigma will from time to time change its processes due to external and internal factors, which may lead to unpredictable outcomes.

There can be no guarantee that any of the numerous processes developed by Two Sigma to perform various functions for the TS Hamilton Fund (including, without limitation, processes related to data gathering, research, forecasting, portfolio construction, order execution, trade allocation, risk management, compliance, operations and accounting) will not change over time or, in some cases, may cease altogether (such changes or cessations, “Process Changes”). Except as restricted by rule, regulation, requirement or law, Two Sigma may make Process Changes in its sole and absolute discretion and without notifying the TS Hamilton Fund. Two Sigma may make Process Changes due to (i) external factors such as, without limitation, changes in law or legal/regulatory guidance, changes to industry practice, market factors or changes to external costs, (ii) internal factors such as, without limitation, personnel changes, changes to proprietary technology, security concerns or updated cost/benefit analyses or (iii) any combination of the foregoing. The effects of process changes are inherently unpredictable and sometimes do lead to unexpected outcomes which could have an adverse impact on the TS Hamilton Fund.

Effects of Process Changes are inherently unpredictable and may lead to unexpected outcomes which could ultimately have an adverse impact on the TS Hamilton Fund. In addition, certain Process Changes, for example certain Process Changes made due to changes in law or legal/regulatory guidance, may be made despite Two Sigma’s belief that such Process Changes will have an adverse impact on the TS Hamilton Fund.

In managing the TS Hamilton Fund’s investment portfolio, Two Sigma will trade on margin and use other forms of financial leverage, which could potentially adversely affect our results.

Two Sigma employs substantial leverage on behalf of the TS Hamilton Fund. Such leverage is achieved by borrowing funds from U.S. and non-U.S. brokers, banks, dealers and other lenders, purchasing or selling instruments on margin or with collateral and using options, futures, forward contracts, swaps and various other forms of derivatives and other instruments which have substantial embedded leverage.

If the TS Hamilton Fund can no longer utilize margin or post collateral under such lending arrangements, it could be required to liquidate a significant portion of its portfolio, and trading would be constrained, adversely affecting the TS Hamilton Fund’s performance.

Trading on leverage may result in greater risks, exposures, interest charges and costs, which may be explicit (e.g., in the case of loans) or implicit (e.g., in the case of many derivative instruments) and such charges or costs could be substantial. The use of leverage, both through direct borrowing and through the investment in various types of instruments across a wide variety of asset classes, can substantially increase the market exposure (and market risk) to which the TS Hamilton Fund is subject. Specifically, if the value of the TS Hamilton Fund’s portfolio fell below the margin or collateral level required by a prime broker or dealer, the prime broker or dealer would require additional margin deposits or collateral amounts. If the TS Hamilton Fund were unable to satisfy such a margin or collateral call by a prime broker or dealer, the prime broker or dealer could liquidate the TS Hamilton Fund’s positions in its account with the prime broker or for which the dealer is the counterparty and cause the TS Hamilton Fund to incur significant losses. The failure to satisfy a margin or collateral call, or the occurrence of other material defaults under margin, collateral or other financing agreements, could trigger cross-defaults under the TS Hamilton Fund’s agreements with other brokers, dealers, lenders, clearing firms or other counterparties, multiplying the adverse impact to the TS Hamilton Fund. In addition, because the use of leverage will allow the TS Hamilton Fund control of or exposure to positions worth significantly more than the margin or collateral posted for such positions, the amount that the TS Hamilton Fund may lose in the event of adverse price movements will be high in relation to the amount of this margin or collateral amount, and could exceed the value of the assets of the TS Hamilton Fund. Trading of futures, forward contracts, equity swaps and other derivatives, for example, generally involves little or no margin deposit or collateral requirement and therefore provides substantial implicit leverage. Accordingly, relatively small price movements in these instruments (and others) can result in immediate and substantial losses.

In the event of a sudden decrease in the value of the TS Hamilton Fund’s assets, the TS Hamilton Fund might not be able to liquidate assets quickly enough to satisfy its margin or collateral requirements. In that event, the TS Hamilton Fund would become subject to claims of financial intermediaries that extended “margin” loans or counterparty credit. Such claims could exceed the value of the assets of the TS Hamilton Fund. Trading of futures generally involves little or no margin deposit requirement and therefore provides substantial leverage. Accordingly, relatively small price movements in these instruments (and others) can result in immediate and substantial losses to the TS Hamilton Fund.

The banks, dealers, and counterparties (including prime brokers, futures commission merchants and central clearing houses) that provide financing to the TS Hamilton Fund can apply essentially discretionary margin, haircut, financing and collateral valuation policies. Changes by banks, dealers and counterparties in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous times or prices. There can be no assurance that the TS Hamilton Fund will be able to secure or maintain adequate financing.

Volatile markets could harm the performance of the TS Hamilton Fund’s investment portfolio, and as a result our liquidity and financial condition.

The prices of securities and other instruments can be highly volatile. Price movements of instruments in which the TS Hamilton Fund trades are influenced by, among other things, interest rates, changing supply and demand relationships, increased risk of default (by government and private issuers, service providers and counterparties), inability to purchase and sell assets or otherwise settle transactions, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.

In addition, governments from time to time intervene, directly and by regulation, in certain markets. Such intervention often is intended directly to influence prices and can, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations. The TS Hamilton Fund is also subject to the risk of the failure of any of the exchanges on which its positions trade or of their clearinghouses and subject to the risk of failure of its counterparties in the case of over-the-counter positions.

Challenging market, economic and geopolitical conditions can result in material losses within the TS Hamilton Fund, which could materially and adversely impact our financial condition.

Two Sigma’s use of hedging and derivative transactions in executing trades for the TS Hamilton Fund’s account may not be successful, which could materially adversely affect the TS Hamilton Fund’s and our investment results.

Two Sigma employs hedging for portions of the TS Hamilton Fund by taking long and short positions in related instruments. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of such portfolio positions or prevent losses if the values of such positions decline, but establishes other positions designed to gain from those same developments, thus seeking to moderate the decline in the value of such portfolio position. Such hedging transactions also limit the opportunity for gain if the value of the portfolio position should increase. In the event of an imperfect correlation between a position in a hedging instrument and the portfolio position that it is intended to protect, the desired protection may not be obtained, and the TS Hamilton Fund may be exposed to risk of loss. In addition, it is not possible to hedge fully or perfectly against any risk, and hedging entails its own costs. Positions which would typically serve as hedges could actually move in the same direction as the instruments they were initially attempting to hedge, adding further risk (and losses) to the TS Hamilton Fund. Two Sigma may determine not to hedge against certain risks, and certain risks exist that cannot be hedged.

The TS Hamilton Fund is expected to engage in short selling, which would expose it to the potential for large losses.

The TS Hamilton Fund’s investment program includes a significant amount of short selling. Short selling transactions expose the TS Hamilton Fund to the risk of loss in an amount greater than the initial investment, and such losses can increase rapidly and without effective limit. Short sales can, in certain circumstances, substantially increase the impact of adverse price movements on the TS Hamilton Fund’s portfolio. A short sale of an instrument involves the risk of a theoretically unlimited loss from a theoretically unlimited increase in the market price of the instrument, which could result in an inability to cover the short position. In addition, there can be no assurance that securities or other instruments necessary to cover a short position will be available for purchase. There is the risk that the instruments borrowed by the TS Hamilton Fund in connection with a short sale would need to be returned to the lender on short notice. If such request for return of instruments occurs at a time when other short sellers of the subject instrument are receiving similar requests, a “short squeeze” can occur, wherein the TS Hamilton Fund might be compelled, at the most disadvantageous time, to replace the borrowed instruments previously sold short with purchases on the open market, possibly at prices significantly in excess of the proceeds received earlier in originally selling the instruments short. Purchasing instruments to close out the short position can itself cause the price of the instruments to rise further, thereby exacerbating any loss.

Increased regulation or scrutiny of alternative investment advisors and certain trading methods such as short selling could affect Two Sigma’s ability to manage the TS Hamilton Fund’s investment portfolio or affect our business reputation.

The regulatory environment for investment managers is evolving, and changes in the regulation of managers could adversely affect the ability of Two Sigma to effect transactions in the TS Hamilton Fund’s investment portfolio that utilize leverage or to pursue its trading strategies in managing the TS Hamilton Fund’s investments. Two Sigma is regularly involved in trading activities that involve a number of U.S. and foreign securities law regimes. Violations of any such law (or allegations of such violations) could directly or indirectly result in severe restrictions on Two Sigma’s activities and, indirectly, do damage to the TS Hamilton Fund’s investment portfolio or the reputation of Two Sigma and, indirectly, the Company. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

For example, Two Sigma routinely engages in short selling for the TS Hamilton Fund’s account in managing its investments. Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. Two Sigma’s ability to execute a short selling strategy in managing the TS Hamilton Fund’s investment portfolio may be materially and adversely impacted by temporary or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events. Temporary restrictions or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of the TS Hamilton Fund’s investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities. These different regulations, rules or interpretations might have different effective periods.

Regulatory authorities could, from time to time, impose restrictions that adversely affect the TS Hamilton Fund’s ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities are often less likely to lend securities under certain market conditions. As a result, Two Sigma may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. The TS Hamilton Fund may also incur additional costs in connection with short sale transactions effected in its investment portfolio, including in the event that Two Sigma is required to enter into a borrowing arrangement for the TS Hamilton Fund’s account in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and our account will be subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions in the TS Hamilton Fund’s investment portfolio.

Risks Relating to Taxation—U.S. Tax Risks

For purposes of this discussion, the term “U.S. Person” means: (i) an individual citizen or resident of the United States, (ii) a partnership or corporation, created in or organized under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust, or (y) the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. Person for U.S. federal income tax purposes or (z) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing. For purposes of this discussion, the term “U.S. Holder” means a U.S. Person other than a partnership who beneficially owns Class B common shares.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “2017 Act”) included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections, and U.S. Persons investing in such companies. Among other things, the 2017 Act revised the rules applicable to passive foreign investment companies (“PFICs”) and controlled foreign corporations (“CFCs”) in ways that could affect the timing or amount of U.S. federal income taxes imposed on certain investors that are U.S. Persons and included a base erosion anti-abuse tax (the “BEAT”) that could make affiliate reinsurance between U.S. taxpaying and other non-U.S. members of the Company economically unfeasible. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company, the Company’s operations, or U.S. Holders. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (“RPII”) are subject to change, possibly on a retroactive basis. The U.S. Treasury Department recently issued final and proposed regulations intended to clarify the application of the insurance income exception to the classification of a non-U.S. insurer as a PFIC and provide guidance on a range of issues relating to PFICs, and recently issued proposed regulations that would expand the scope of the RPII rules. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming as well. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

The Company and/or its non-U.S. subsidiaries may become subject to U.S. federal income taxation.

A non-U.S. corporation that is engaged in the conduct of a U.S. trade or business will be subject to U.S. federal income tax as described below, unless entitled to the benefits of an applicable tax treaty. Whether a trade or business is being conducted in the United States is an inherently factual determination. As the Internal Revenue Code of 1986, as amended (the “Code”), regulations and court decisions fail to definitively identify activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the IRS will not contend successfully that, in addition to the Designated Corporate Members and HIDAC (as defined and discussed below in Certain Tax Considerations), the Company and/or its non-U.S. subsidiaries are or will be engaged in a trade or business in the U.S. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates on the portion of its income that is treated as effectively connected with the conduct of that U.S. trade or business (“ECI”), as well as the branch profits tax on its dividend equivalent amount (generally, the ECI (with certain adjustments) deemed withdrawn from the United States), unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty. Any such U.S. federal income taxation could result in substantial tax liabilities and could have a material adverse effect on the results of operation of the Company and its non-U.S. subsidiaries.

Non-U.S. corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. income tax imposed by withholding on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties.

The United States also imposes an excise tax on insurance and reinsurance premiums (“FET”) paid to non-U.S. insurers or reinsurers that are not eligible for the benefits of a U.S. income tax treaty that provides for an exemption from the FET with respect to risks (i) of a U.S. entity or individual, located wholly or partially within the United States and (ii) of a non-U.S. entity or individual engaged in a trade or business in the United States, located within the United States. The rates of tax are 4% for property casualty insurance premiums and 1% for reinsurance premiums.

U.S. Holders will be subject to adverse tax consequences if the Company is considered a PFIC for U.S. federal income tax purposes.

In general, a non-U.S. corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes “passive income” (the “75% test”) or (ii) 50% or more of its assets produce (or are held for the production of) passive income (the “50% test”). If the Company were characterized as a PFIC during a given year, each U.S. Holder would be subject to a penalty tax at the time of the taxable disposition at a gain of, or receipt of an “excess distribution” with respect to their shares, unless such person is a 10% U.S. Shareholder (as defined below) subject to tax under the CFC rules or such person made a “qualified electing fund” (“QEF”) election or, if the Class B common shares are treated as “marketable stock” in such year, such person made a mark-to-market election. In addition, if the Company were considered a PFIC, upon the death of any U.S. individual owning shares such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. In addition, a distribution paid by the Company to U.S. Holders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income if the Company were considered a PFIC in the taxable year in which such dividend is paid or in the preceding taxable year. A U.S. Person that is a shareholder in a PFIC may also be subject to additional information reporting requirements, including the filing of an IRS Form 8621.

For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC rules provide that income derived in the active conduct of an insurance business by a qualifying insurance corporation is not treated as passive income (the “insurance income exception”). The PFIC provisions also contain a look-through rule under which a non-U.S. corporation will be treated, for purposes of determining whether it is a PFIC, as if it “received directly its proportionate share of the income…” and as if it “held its proportionate share of the assets…” of any other corporation in which it owns at least 25% of the value of the stock (the “look-through rule”). Under the look-through rule, the Company should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its non-U.S. insurance subsidiaries for purposes of the 75% test and the 50% test. However, the 2017 Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (the “25% Test”) or maintains insurance liabilities that at least equal or exceed 10% of its assets, is predominantly engaged in an insurance business and satisfies a facts-and-circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances (the “10% Test,” and together with the 25% Test, the

“Reserve Test”). The Company believes that the Company's non-U.S. insurance subsidiaries have met this Reserve Test and will continue to do so in the foreseeable future, in which case the Company would not be expected to be a PFIC, although no assurance may be given that the Reserve Test will be met by the Company's non-U.S. insurance subsidiaries in future years.

Further, the Treasury Department recently issued final and proposed regulations intended to clarify the application of the insurance income exception to the classification of a non-U.S. insurer as a PFIC and provide guidance on a range of issues relating to PFICs, including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25%-or-more-owned partnerships (the “2021 Regulations”). The 2021 Regulations define insurance liabilities for purposes of the Reserve Test, and tighten the Reserve Test as well as place a statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% Test. The 2021 Regulations, which set forth in proposed form certain requirements that must be met to satisfy the “active conduct of an insurance business” test, also propose that a non-U.S. insurer with no or a nominal number of employees that relies exclusively or almost exclusively upon independent contractors (other than related entities) to perform its core functions will not be treated as engaged in the active conduct of an insurance business. Further, for purposes of applying the 10% Test, the 2021 Regulations: (i) generally limit the rating-related circumstances exception to a non-U.S. corporation: (a) if more than half of such corporation’s net written premiums for the applicable period are derived from insuring catastrophic risk, or (b) providing certain other insurance coverage that the Company is not expected to engage in, and (ii) reduce a corporation’s insurance liabilities by the amount of any reinsurance recoverable relating to such liability. The Company believes that, based on the implementation of its business plan and the application of the look-through rule and the exceptions set out under Section 1297 of the Code, none of the income and assets of the Company's non-U.S. insurance company subsidiaries should be treated as passive pursuant to the 25% Test, and thus the Company should not be characterized as a PFIC under current law for the current taxable year or for foreseeable future years, but because of the legal uncertainties, as well as factual uncertainties with respect to the Company’s planned operations, there is a risk that the Company will be characterized as a PFIC for U.S. federal income tax purposes. In addition, because of the legal uncertainties relating to how the 2021 Regulations will be interpreted and the form in which the proposed 2021 Regulations may be finalized, no assurance can be given that the Company will not qualify as a PFIC under final IRS guidance or any future regulatory proposal or interpretation that may be subsequently introduced and promulgated. If the Company is considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. Investors should consult their tax advisors as to the effects of the PFIC rules and the possibility of making a “protective” QEF election or “mark-to-market” election.

U.S. Holders of 10% or more of the Company’s Class B common shares may be subject to U.S. income taxation under the CFC rules.

Each 10% U.S. Shareholder of a non-U.S. corporation that is a CFC during a taxable year and that owns shares in the CFC, directly or indirectly through non-U.S. entities, on the last day of the non-U.S. corporation’s taxable year that the non-U.S. corporation is a CFC, generally must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” and global intangible low taxed income (“GILTI”), even if the subpart F income or GILTI is not distributed. A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of Section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of such non-U.S. corporation, or more than 50% of the total value of all stock of such corporation. For purposes of taking into account insurance income, which is a category of subpart F income, a CFC also includes a non-U.S. corporation that earns insurance income in which more than 25% of the total combined voting power of all classes of stock or more than 25% of the total value of all stock is owned by 10% U.S. Shareholders on any day of the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. A 10% U.S. Shareholder is a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively) at least 10% of the total combined voting power or value of all classes of stock of the non-U.S. corporation.

The Company believes that because of the anticipated dispersion of ownership of the Company's Class B common shares no U.S. Holder of the Company should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power or value of the Hamilton Group. However, because the Company's Class B common shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, no assurance may be given that a U.S. Person who owns directly, indirectly or constructively, the Company's Class B common shares will not be characterized as a 10% U.S. Shareholder, in which case such U.S. Holder may be subject to taxation under the CFC rules.

U.S. Persons who own or are treated as owning Class B common shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of RPII of the Company's non-U.S. subsidiaries.

If (i) a non-U.S. subsidiary of the Company is 25% or more owned (by vote or value) directly, indirectly through non-U.S. entities or constructively by U.S. Persons that hold shares of the Company directly or indirectly through foreign entities, (ii) the RPII (determined on a gross basis) of the non-U.S. subsidiary were to equal or exceed 20% of the non-U.S. subsidiary’s gross insurance income in any taxable year and (iii) direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of the non-U.S. subsidiary, then a U.S. Person who owns any shares of the non-U.S. subsidiary (directly or indirectly through non-U.S. entities, including by holding Class B common shares) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of the non-U.S. subsidiary’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case the U.S. Person’s investment could be materially adversely affected. Generally, RPII is any “insurance income” (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is an “RPII shareholder” (as defined below) or a related person to such RPII shareholder. The amount of RPII earned by the non-U.S. subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any RPII Shareholder or any person related to such RPII Shareholder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the non-U.S. subsidiary. The Company believes that the direct or indirect insureds of the Company's non-U.S. subsidiaries (and related persons), whether or not U.S. Persons, currently do not directly or indirectly own 20% or more of either the voting power or value of the shares of the Company or its non-U.S. subsidiaries and the Company does not expect this to be the case in any taxable year for the foreseeable future (the “20% Ownership Exception”). Additionally, the Company does not expect the gross RPII of any non-U.S. subsidiary of the Company to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future (the “20% Gross Income Exception”), but cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond the Company’s control. Further, recently proposed regulations could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of the Company's non-U.S. subsidiaries with respect to certain affiliate reinsurance transactions. If these proposed regulations are finalized in their current form, it could limit the Company’s ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and could increase the risk that the 20% Gross Income Exception would not be met for one or more of the Company's non-U.S. subsidiaries in a particular taxable year, which could result in such RPII being taxable to U.S. Persons that own or are treated as owning Class B common shares. Investors are urged to consult their tax advisors with respect to these rules.

U.S. tax-exempt organizations that own Class B common shares may recognize unrelated business taxable income.

U.S. tax-exempt entities will be required to treat certain subpart F insurance income, including RPII, that is includable in income by the tax-exempt entity as unrelated business taxable income. Investors that are U.S. tax-exempt entities are urged to consult their tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code.

U.S. Holders who dispose of Class B common shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of such disposition.

Subject to the discussion above relating to the potential application of PFIC rules, Code Section 1248 may apply to a disposition of Class B common shares. Code Section 1248 provides that if a U.S. Person sells or exchanges stock in a non-U.S. corporation and such person owned, directly, indirectly through certain non-U.S. entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the anticipated dispersion of ownership of the Company's Class B common shares, no U.S. Holder of the Class B common shares should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of the Hamilton Group; to the extent that this is the case, the application of Code Section 1248 under the regular CFC rules should not apply to dispositions of the Class B common shares. However, because the Class B common shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, no assurance may be given that a U.S. Holder will not be characterized as owning, directly, indirectly through certain non-U.S. entities or constructively, 10% or more of the voting power of the Hamilton Group, in which case such U.S. Holder may be subject to Code Section 1248 rules.

Additionally, Code Section 1248, in conjunction with the RPII rules, also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder owns, directly, indirectly through certain non-U.S. entities or constructively, 10% or more of the voting power of such non-U.S. corporation or the 20% Gross Income Exception or 20% Ownership Exception applies. Existing proposed regulations do not address whether Code Section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that would be treated as a CFC for RPII purposes. The Company believes, however, that this application of Code Section 1248 under the RPII rules should not apply to dispositions of Class B common shares because it will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of Class B common shares. Investors are urged to consult their tax advisors regarding the effects of these rules on a disposition of Class B common shares.

Dividends from the Company may not satisfy the requirements for “qualified dividend income,” and therefore may not be eligible for the reduced rates of U.S. federal income tax applicable to such income.

Non-corporate U.S. Holders, including individuals, generally will be subject to U.S. federal income taxation at a current maximum rate of 37% (not including the Medicare contribution tax) upon their receipt of dividend income from the Company unless such dividends constitute “qualified dividend income” or QDI (as defined in the Code). QDI received by non-corporate U.S. Holders meeting certain holding requirements from domestic corporations or “qualified foreign corporations” is subject to tax at long-term capital gains rates (up to a maximum of 20%, not including the Medicare contribution tax). Dividends paid by the Company generally may constitute QDI if (i) the Class B common shares are readily tradeable on an established securities market in the United States, and (ii) the Company is not treated as a PFIC for the taxable year such dividends are paid and the preceding taxable year. Under current U.S. Treasury Department guidance, the Class B common shares would be treated as readily tradeable on an established securities market if they are listed on the New York Stock Exchange ("NYSE"), as the Class B common shares are. However, there can be no assurance that our Class B common shares will continue to be listed on the NYSE or that the Company will not be treated as a PFIC for any taxable year. Investors are advised to consult their own tax advisors with respect to the application of these rules.

Information regarding a U.S. Holder’s identity may be reported to the relevant tax authority to ensure compliance with the U.S. Foreign Account Tax Compliance Act (“FATCA”) and similar regimes.

Under FATCA, the United States imposes a withholding tax of 30% on U.S.-source interest, dividends and certain other types of income which are received by a foreign financial institution (“FFI”), unless such FFI enters into an agreement with the IRS to obtain certain information as to the identity of the direct and indirect owners of accounts in such institution. Withholding on U.S.-source interest, dividends and certain other types of income applies currently, and proposed U.S. Treasury Regulations provide that this withholding will not apply to gross proceeds from any sale or other distribution of property that can produce U.S.-source interest or dividends and premiums on insurance contracts that do not have a cash value. Alternatively, a 30% withholding tax may be imposed on the above payments to certain passive non-financial foreign entities (“NFFE”) which do not (i) certify to each respective withholding agent that they have no “substantial U.S. owners” (i.e., a U.S. 10% direct or indirect shareholder), or (ii) provide such withholding agent with certain information as to the identity of such substantial U.S. owners. The Company believes and intends to take the position that the Company will be an NFFE, and not an FFI, although no assurance can be given that the IRS would not assert, or that a court would not uphold, a different characterization of the Hamilton Group.

The United Kingdom has signed an intergovernmental agreement, or an IGA, with the United States (the “U.K. IGA”), Ireland has signed an IGA with the United States (the “Irish IGA”), and Bermuda has signed a Model 2 IGA with the United States (the “Bermuda IGA”) directing Bermuda FFIs to enter into agreements with the IRS to comply with FATCA. The Company and its non-U.S. subsidiaries intend to comply with the U.K. IGA, Irish IGA, and Bermuda IGA and/or FATCA, as applicable. Each of the Company and its non-U.S. subsidiaries will report all necessary information regarding substantial U.S. owners to the relevant authority. Any substantial U.S. owner will be required to use commercially reasonable best efforts to provide such identifying information, subject to reasonable confidentiality provisions that do not prohibit the disclosure of information reasonably required by the Company, as is required to enable it to comply. Shareholders who fail to provide such information could be subject to (i) a forced sale of their Class B common shares; or (ii) a redemption of their Class B common shares. Should the Company determine that the Company is an FFI, the Company will report all necessary information regarding all U.S. Holders of the Class B common shares.

Risks Relating to Taxation—U.K. Tax Risks

Changes to the U.K. corporate tax treatment of the Company could adversely impact the Company’s tax liability.

As a general rule, a non-U.K. incorporated company will only be subject to U.K. corporation tax if it either (i) carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom (in which case the profits attributable to that permanent establishment are subject to U.K. corporation tax at a current rate of 25%) or (ii) is centrally managed and controlled from the United Kingdom (in which case the company will be treated as a U.K. resident and its worldwide profits (and the apportioned income of any subsidiary caught by the U.K. “controlled foreign company” regime) will be subject to U.K. corporation tax). Central management and control for this purpose refers to the strategic decision-making functions of the company.

Assuming that the Company acts solely as a group holding company and is not engaged in any (re)insurance, or other, trade, it is not expected to be treated as carrying on a trade in the United Kingdom through a permanent establishment. The directors of the Company intend that it should operate its business in such a way that it is not centrally managed and controlled in the United Kingdom.

In relation to other non-U.K. incorporated subsidiaries of the Hamilton Group, their directors intend to operate their respective businesses in such a manner that they (i) are not centrally managed and controlled in the United Kingdom and (ii) do not carry on a trade through a permanent establishment in the U.K. (with the exception of Hamilton Insurance Designated Activity Company ("HIDAC"), which has a U.K. branch and pays U.K. corporation tax on its U.K. profits).

Nevertheless, because neither case law nor U.K. statute definitively lists the activities that constitute trading in the United Kingdom through a permanent establishment, His Majesty’s Revenue and Customs, or HMRC, might contend successfully that the Company or any of its non-U.K. incorporated subsidiaries are trading in the United Kingdom through a permanent establishment in the United Kingdom. If this were to be the case (other than with respect to the U.K. branch of HIDAC), the results of the Company’s operations could be materially adversely affected.

The United Kingdom has no comprehensive income tax treaty with Bermuda. There are circumstances in which companies that are neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on the profits of a trade carried on in the United Kingdom even if that trade is not carried on through a permanent establishment. This risk is relevant for Hamilton Re as it carries on a (re)insurance trade and is resident for tax purposes in Bermuda. However, the directors of each Bermuda resident subsidiary of the Company intend to operate their respective businesses in such a manner that they will not be primarily liable to a charge to income tax in the United Kingdom.

Nevertheless, HMRC might contend that a Bermuda resident subsidiary of the Company is carrying out a trade in the United Kingdom and if this were to be the case, the Company’s operations could be materially adversely affected.

The application of the United Kingdom’s Diverted Profits Tax could adversely impact the Company’s tax liability.

Diverted profits tax, or DPT, may apply in a situation where (i) an entity carries on activity in the United Kingdom in connection with the business of a non-U.K. resident company in circumstances where that entity does not constitute a U.K. permanent establishment of the non-U.K. company, (ii) it is reasonable to assume that their activities are designed to ensure that the non-U.K. resident company does not carry on a trade in the United Kingdom and (iii) one of the main purposes of the arrangements is the avoidance of U.K. corporation tax. DPT is charged at a higher rate than U.K. corporation tax and will remain at a higher rate following the increase in line with the U.K. corporation tax rate on April 1, 2023. If it applies, the results of the Company’s operations could be materially adversely affected.

Provided there are no material changes in circumstances which impact a DPT charge during 2023, the Company will not notify HMRC of a potential liability to DPT for the current year.

U.K. transfer pricing regime and similar provisions could adversely impact the Company’s tax liability.

Any adverse adjustment under the U.K. transfer pricing regime, the anti-avoidance regime governing the transfer of corporate profits could adversely impact the Company’s tax liability.

The reinsurance arrangements between Hamilton Re and the Designated Corporate Members (as defined below) together with any other inter-company agreements involving U.K. resident subsidiaries of the Company or HIDAC London Branch are subject to the U.K. transfer pricing regime. Consequently, if the reinsurance or other services pursuant to these agreements are found not to be on arm’s-length terms and, as a result, a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits for the relevant U.K. group entities, as if the reinsurance or other provision were on arm’s-length terms.

Under section 1305A Corporation Tax Act 2009, where any payment between group companies is, in substance, a payment of all or a significant part of the profits of the business of the payer company, and the main purpose or one of the main purposes is to secure a tax advantage for any person, the payer’s profits are calculated for U.K. corporation tax purposes as if the profit transfer had not occurred. According to the Technical Note published by HMRC on 19 March 2014, where a company has entered into reinsurance arrangements within a group (for example, quota share reinsurance) as part of ordinary commercial arrangements, this would not normally fall within the scope of this measure. This includes cases where the profitability of the ceding company is a factor taken into account in arriving at the premium to be paid. However, since each case will depend on its own facts, HMRC may successfully contend that certain intra-group reinsurance arrangements are caught by section 1305A Corporation Tax Act 2009, in which case there could be an adverse impact on the Company’s economic performance.

Changes to the United Kingdom’s domestic legislation regarding the imposition of interest withholding tax could adversely impact the Company’s tax liability.

The United Kingdom imposes a withholding tax on the payment of interest to certain persons including overseas companies. There are a number of exclusions from the requirement to make a deduction in respect of tax, including the “Quoted Eurobond Exemption,” which applies in respect of certain listed debt securities. The Company currently relies on this exemption and any changes to that regime could have an adverse effect on the Company’s tax liability.

Risks Relating to Taxation––Bermuda Tax Risks

We may become subject to additional tax compliance in Bermuda and other countries should Bermuda be reinstated on the E.U.’s list of non-cooperative jurisdictions for tax purposes.

The Council of the European Union temporarily added Bermuda to the list of non-cooperative jurisdictions for tax purposes from March 2019 to May 2019, when Bermuda adopted economic substance legislation that the Council of the European Union deemed compliant with its requirements. The Council of the European Union also temporarily added Bermuda to its “grey list” from February 2022 until October 2022. The “grey list” is a list of jurisdictions that have made sufficient commitments to reform their tax practices but remain subject to close monitoring while they are executing on their commitments.

Bermuda taxation applicable to the Company

The Government of Bermuda has recently passed the Corporate Income Tax Act 2023, conforming to the OECD BEPS Pillar 2 framework, which will impose corporate income tax on certain Bermuda-based entities for fiscal years beginning on or after January 1, 2025. The Corporate Income Tax Act 2023 will apply to any entity incorporated or formed in Bermuda, or that has a permanent place of business in Bermuda, if that entity is a member of an "In Scope MNE Group" (i.e. a group of entities related through ownership and control that has an annual revenue of 750 million euros or more in a fiscal year, pursuant to the consolidated financial statements of the ultimate parent entity, in at least two of the four fiscal years immediately preceding the fiscal year beginning on or after January 1, 2025, and such group includes at least one entity located in a jurisdiction that is not the parent entity's jurisdiction). The Corporate Income Tax Act 2023 could, if applicable to the Company, have a material adverse effect on the Company's financial condition and results of operations.

The Corporate Income Tax Act 2023 provides an exemption (for up to five years) from the tax charging provisions of the legislation for "MNE Groups" with a limited international footprint. This exemption is only available to an "MNE Group" (i) that has constituent entities located in five or fewer jurisdictions outside the "reference jurisdiction" (ii) that has, with respect to all constituent entities in all jurisdictions except the "reference jurisdiction," less than EUR 50 million in tangible assets, and

(iii) no parent entity is required to apply an income inclusion rule ("IIR") with respect to a constituent entity of the "MNE Group" located in Bermuda. The Company intends to operate in a way that will satisfy these requirements with a view to qualifying for the exemption until January 1, 2030. If the Company does not continually qualify for the exemption described above during the five-year period, the Company could, prior to January 1, 2030, become subject to the tax charging provisions of the Corporate Income Tax Act 2023 which could have a material adverse effect on the Company’s financial condition and results of operations.

Prior to the enactment of Bermuda's corporate income tax legislation, the Company obtained from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to the Company or any of its operations or its shares, debentures or other obligations, until March 31, 2035. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Bermuda Land Tax Act 1967, as amended, or otherwise payable in relation to any property leased to the Company. Given the limited duration of the Bermuda Minister’s assurance, it cannot be certain that the Company (or any of its Bermuda incorporated subsidiaries) will not be subject to any Bermuda tax after March 31, 2035.

Notwithstanding the Exempted Undertakings Tax Protection Act 1966 or the assurance to the Company issued thereunder, beginning January 1, 2025, with respect to Bermuda entities in scope of Bermuda's corporate income tax legislation, liability for tax pursuant to such corporate income tax legislation shall apply notwithstanding any assurance given pursuant to the Exempted Undertakings Tax Protection Act 1966. Any assurance issued prior to January 1, 2024, will be subject to the application of the Corporate Income Tax Act 2023 and the imposition of any tax pursuant thereto. Any assurance issued after January 1, 2024 shall not apply to the imposition of any tax pursuant to the Corporate Income Tax Act 2023.

The Company pays annual Bermuda government fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

Risks Relating to Taxation – OECD BEPS Pillar 2

On July 11, 2023, the U.K. passed legislation conforming to the OECD BEPS Pillar 2 framework which is effective for U.K. domiciled entities beginning on January 1, 2024. The legislation generally requires that U.K. domiciled entities pay a top-up tax for subsidiary companies in non-U.K. jurisdictions whose effective tax rate is less than 15%, Income Inclusion Rule (“IIR”) and a top-up tax for UK domiciled entities whose effective rate is less than 15%, Qualified Domestic Top-up Tax (“QDMTT”). On December 18, 2023, Ireland passed similar conforming legislation, effective January 1, 2024, which is substantially similar to the U.K. legislation. The Irish legislation also included a provision, effective January 1, 2025, that generally requires a top-up tax be paid by Irish entities on related non-Irish entities of a consolidated group that are not already subject to a top-up tax pursuant to the IIR and QDMTT, and have not achieved a minimum tax rate of 15%, Under Tax Payment Rule (“UTPR”). The law includes a provision that exempts consolidated groups from the UTPR until January 1, 2030 so long as they operate in six or less jurisdictions and have less than EUR 50 million in tangible assets. The U.K. is expected to pass legislation during 2024 to be effective January 1, 2025. The effect of the UTPR to Hamilton Group could be to require the Group’s Irish and U.K. entities to pay a top-up tax to Ireland and/or the U.K., respectively, pursuant to an allocation formula prescribed in the applicable legislation unless the Group is eligible for the respective exemption under that jurisdiction's legislation. The exemption is similar to the exemption allowed in Bermuda and accordingly, Hamilton Group intends to meet the exemption requirements for the entirety of the five years and be exempt from applying the UTPR to its Bermuda entities until January 1, 2030. However, no assurance can be made that the Company will meet the requirement in all applicable jurisdictions in future years and could become subject to the UTPR if it does not achieve a 15% effective tax rate, inclusive of any corporate income taxes paid to Bermuda. The Bermuda corporate income tax is expected to limit Hamilton Group’s exposure to UTPR. However, should Ireland or the U.K. determine that the Bermuda Corporate Income Tax, or any provision therein, does not meet the definition of a covered tax for purposes of calculating the effective tax rate under the UTPR, the U.K. or Irish entities within the Hamilton Group may become subject to a top-up tax in Ireland and/or the U.K., respectively, as a result.

Risks Related to the Regulatory Environment

The regulatory framework under which we operate, and potential changes thereto could have a material adverse effect on our business.

Our activities are subject to extensive regulation under the laws and regulations of the United States, England and Wales, Ireland, China and Bermuda, and the other jurisdictions in which we operate.

Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends, distributions and reductions of capital in certain circumstances. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

One specific supervisor of relevance is Lloyd’s of London, which supervises Syndicate 4000 and Syndicate 1947 (a third-party under HMA’s management). The operations of Syndicate 4000 and 1947 are supervised by Lloyd’s, with the Lloyd’s Franchise Board being required to approve Syndicate business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in the Syndicates’ business plans, or if charges and assessments payable by Syndicate 4000 to Lloyd’s were to increase significantly, these events could have an adverse effect on our ability to successfully execute our business strategy.

Hamilton Group devotes a significant amount of time to various regulatory requirements imposed in Bermuda, the United States, the United Kingdom, Ireland and various other jurisdictions around the globe. There remains significant uncertainty as to the impact that these various regulations and legislation will have on us. Such impacts could include constraints on our ability to move capital between subsidiaries or requirements that additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact our profitability. In addition, while we currently have excess capital and surplus under applicable capital adequacy requirements, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on our business, financial condition or results of operations.

Our reinsurance and insurance operating subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions or proceedings.

Although we have adopted compliance frameworks and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business. Also, changes in the laws or regulations to which we or our subsidiaries are subject could have a material adverse effect on our business. In addition, in most jurisdictions, governmental and regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals we need to conduct our activities. Such governmental and regulatory authorities may require us to incur substantial costs in order to comply with such laws and regulations.

It is possible that individual jurisdiction or cross-border regulatory developments could adversely differentiate Bermuda, the jurisdiction in which we are subject to group supervision, or could exclude Bermuda-based companies from benefits such as market access, mutual recognition or reciprocal rights made available to other jurisdictions, which could adversely impact us. Any such development could significantly and negatively affect our operations.

Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and non-U.S. jurisdictions where we operate. U.S. laws and regulations that may be applicable to us include economic trade sanctions laws and regulations administered by the Office of Foreign Assets Control, or OFAC, as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ to some degree from those of the United States and these differences may additionally expose us to sanctions violations.

In addition, we are subject to the Foreign Corrupt Practices Act of 1977 and other anti-bribery laws that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. It is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and reputation could adversely affect our financial condition and results of operations.

Our business is subject to cybersecurity, privacy and data protection laws, regulations, rules, standards and contractual obligations in the jurisdictions in which we operate, which we can increase the cost of doing business, compliance risks and potential liability.

We are subject to complex and evolving cybersecurity, privacy and data protection laws, regulations, rules, standards and contractual obligations in the United States and other jurisdictions in which we operate, and legislators and regulators are increasingly focused on these issues. Ensuring that our collection, use, transfer, storage and other processing of personal information complies with such requirements can increase operating costs, impact the development of new products or services, and reduce operational efficiency.

In the United States, there are numerous federal, state and local cybersecurity, privacy and data protection laws, regulations and rules governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state cybersecurity, privacy and data protection laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to cybersecurity, privacy and data protection). In addition, in July 2023, the SEC adopted new cybersecurity rules for public companies that are subject to the reporting requirements of the Exchange Act. Under these new rules, registered companies must disclose a material cybersecurity incident within four days of management’s determination that the incident is material. Companies also must include enhanced cybersecurity risk assessment and management, strategy and governance disclosures, including disclosures regarding management’s role in overseeing the registered company’s cybersecurity risk management and compliance program, in their annual reports. Further, the United States Congress has recently considered, and is currently considering, various proposals for comprehensive federal cybersecurity, privacy and data protection legislation, to which we may become subject if passed.

Cybersecurity, privacy and data protection and disclosure are also areas of increasing state legislative focus in the United States and we are, or may in the future become, subject to various state laws and regulations regarding cybersecurity, privacy and data protection. For instance, the New York Department of Financial Services (“NYDFS”) has adopted a cybersecurity regulation which requires entities subject to the jurisdiction of the NYDFS, among other things, to implement and maintain a cybersecurity program designed to identify and address cybersecurity risks that may threaten the security or integrity of personal information stored on the covered entity’s information systems. In July and November 2022, the NYDFS proposed amendments to the cybersecurity regulation, which, if adopted, would require new reporting, governance and oversight measures and enhanced cybersecurity safeguards, and would mandate notification to NYDFS in the event that a covered entity makes an extortion payment in connection with a cybersecurity event involving the covered entity. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance costs. In addition, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), to which a portion of our business may be subject, provides California residents with enhanced privacy protections and rights with respect to the processing of their data, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against California residents for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of unencrypted personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Numerous other U.S. states also have enacted or are considering comprehensive privacy and data protection legislation that may apply to our operations. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.

It is anticipated that our operations in Bermuda will also become subject to data protection laws in the near future. The Personal Information Protection Act 2016 of Bermuda (“PIPA”) regulates how any individual, entity or public authority may use personal information. Although PIPA was passed on July 27, 2016, the sections that are currently in effect are limited to those that relate to the establishment and appointment of the PIPA commissioner (the “Privacy Commissioner”), the hiring of the Privacy Commissioner’s staff, and the general authority of the Privacy Commissioner to inform the public about PIPA. Following the Privacy Commissioner’s appointment, effective January 20, 2020, the Privacy Commissioner’s office has begun communications with the public and stakeholders regarding full implementation of PIPA. On October 30, 2020, the Privacy Commissioner issued guidance regarding privacy safeguarding of personal information by public companies; however, PIPA’s remaining provisions have not been fully implemented and regulations under PIPA have not yet been provided. The Privacy Commissioner has recommended that organizations in Bermuda start to conduct data due diligence across their existing business lines as a first stage towards PIPA compliance and, whilst the effective date has not yet been announced, it is currently anticipated to be announced this year and the Privacy Commissioner has recommended to the Bermuda Government that a period of six to nine months between announcement and the effective date of PIPA be granted to allow adequate time to prepare.

In addition, the BMA has recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and has implemented the Insurance Sector Operation Cyber Risk Management Code of Conduct (the “Cyber Risk Code”) to ensure that those operating in the Bermuda insurance sector can mitigate such risks. The Cyber Risk Code prescribes the duties, requirements, standards, procedures and principles which all insurers, insurance managers and insurance intermediaries (agents, brokers and insurance market place providers) registered under the Insurance Act must comply. The Cyber Risk Code is designed to promote the stable and secure management of information technology systems of regulated entities and requires that all registrants implement their own technology risk programs, determine what their top risks are and develop an appropriate risk response. This requires all registrants to develop a cyber risk policy which is to be delivered pursuant to an operation cyber risk management program and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer. The role of the Chief Information Security Officer is to deliver the operational cyber risk management program. It is expected that the cyber risk policy will be approved by the registrant’s board of directors at least annually. The BMA will assess a registrant’s compliance with the Cyber Risk Code in a proportionate manner relative to the nature, scale and complexity of its business. While it is acknowledged that some registrants will use a third party to provide technology services and that they may outsource their IT resources (for example, to an insurance manager where applicable), when so outsourced, the overall responsibility for the outsourced functions will remain with the registrant’s board of directors. Failure to comply with the requirements of the Cyber Risk Code will be taken into account by the BMA in determining whether a registrant is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation.

Further, our operations in foreign jurisdictions also may be subject to robust data protection laws. In the European Union and in the United Kingdom (“U.K.”), we are subject to the European Union General Data Protection Regulation (“GDPR”) and member state laws implementing the GDPR and the U.K. General Data Protection Regulation (“U.K. GDPR”), respectively, which impose stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR and U.K. GDPR may have a significant adverse effect on our business and operations.

Legal developments in the European Economic Area (“EEA”) regarding the transfer of personal data from the EEA to third countries, including the United States, have created complexity and uncertainty regarding such processing, and similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing lawful data transfer mechanisms (e.g., the European Commission’s standard contractual clauses (“SCCs”)), the efficacy and longevity of these mechanisms remains uncertain. Moreover, in 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, implement additional security measures. The new SCCs may increase the legal risks and liabilities under E.U. laws associated with cross-border data transfers, and result in material increased compliance and operational costs. In July 2023, the European Commission adopted an adequacy decision concluding the new E.U.-U.S. data privacy framework (the “E.U.-U.S. DPF”) constitutes a lawful data transfer mechanism under E.U. law for participating U.S. entities; however, the E.U.-U.S. DPF may be in flux as such adequacy decision has been challenged, and is likely to face additional challenges at the Court of Justice of the European Union. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum that can be used with the SCCs for the same purpose. In addition, in June 2023, the U.S. and U.K. announced a commitment in principle to establish a “data bridge” to extend the E.U.-U.S. DPF to the flow of U.K. personal data under the U.K. GDPR to participating entities in the U.S. Such data bridge could not only be challenged but also may be affected by any challenges to the E.U.-U.S. DPF. The E.U. has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the cybersecurity, privacy and data protection laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.

Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to cybersecurity, privacy or data protection. The publication of our privacy policies and other documentation that provide promises and assurances about cybersecurity, privacy and data protection can subject us to potential government or legal investigation or action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Our compliance efforts are further complicated by the fact that cybersecurity, privacy and data protection laws, regulations, rules and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Such cybersecurity, privacy and data protection requirements, and new or modified requirements that may be adopted in the future, may increase our compliance costs. Any failure or perceived failure to comply with our privacy policies, or applicable cybersecurity, privacy and data protection laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may lead to significant fines, judgments, awards, penalties, sanctions, reputational harm, increased regulatory scrutiny, litigation, requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, governmental investigations, enforcement actions, or other liability. Any of the foregoing could distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders’ equity and other relevant financial statement line items.

Our insurance subsidiaries are required to comply with statutory accounting principles, or SAP. SAP and various components of SAP are subject to constant review by the National Association of Insurance Commissioners, or NAIC, and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

We are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law.

As an insurance holding company with no business operations of our own, our ability to pay dividends to shareholders and meet our debt payment obligations largely depends on dividends, other distributions, and other permitted payments from our subsidiaries, Hamilton Re, Hamilton UK Holdings Limited and Hamilton UK Holdings II (collectively with HMA, “Hamilton U.K.”), HIDAC and Hamilton Select. The payment of dividends, other distributions or other permitted payments by these subsidiaries is subject to local corporate and regulatory restrictions. The payment of dividends to the holding company by Hamilton Re is subject to Bermuda corporate and insurance regulatory restrictions; the payment of dividends to the holding company by Hamilton U.K. is subject to United Kingdom insurance regulatory restrictions; the payment of dividends to the holding company by HIDAC is subject to Irish corporate and insurance regulatory restrictions; and the payment of dividends to the holding company by Hamilton Select is subject to Delaware insurance regulatory restrictions. These regulatory bodies in each jurisdiction require insurance companies to maintain specified levels of capital and surplus. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. The insurance regulators have broad powers to prevent the reduction of capital and surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt provisions more restrictive than those currently in effect. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect the ability to declare and pay dividends sufficient to support the holding company’s general corporate needs.

The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on our Class B common shares in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among others, our results of operations, financial condition, cash requirements, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant, including applicable law. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, investors may not receive any return on an investment in our Class B common shares unless they sell our Class B common shares for a price greater than that which they paid for such shares as the only way to realize any future gains on their investment, which may never occur. Investors seeking immediate cash dividends should not purchase our Class B common shares.

We face risks related to changes in Bermuda law and regulations, and the political environment in Bermuda.

We are incorporated in Bermuda and many of our operating companies are domiciled in Bermuda. Therefore, changes in Bermuda law and regulation may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there, either of which could adversely impact us commercially.

Risks Related to Ownership of Our Class B Common Shares

Our costs have increased as a result of operating as a public company, and our management are required to devote substantial time to complying with public company regulations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), and the listing standards of the NYSE. These requirements place a strain on our management, systems and resources and we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, and comply with the Exchange Act and the NYSE requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our Class B common shares.

We expect these reporting and corporate governance rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action, and potentially civil litigation. Any such action could harm our reputation and the confidence of investors in, and clients of, our Company and could negatively affect our business and cause the price of our Class B common shares to decline.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. We have not identified any material weakness in our internal controls over financial reporting. If we were to identify a material weakness and were unable to remediate this material weakness, or fail to achieve and maintain effective internal controls, our operating results and financial condition could be impacted and the market price of our Class B common shares may be negatively affected.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal controls over financial reporting beginning with the annual report for our fiscal year ended December 31, 2024. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) beginning with our fiscal year ended December 31, 2024.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Neither we nor our independent registered public accounting firm have tested the effectiveness of our internal controls over financial reporting and we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404(a) of Sarbanes-Oxley. If we conclude that our internal controls over financial reporting are not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls over financial reporting. Moreover, any material weaknesses or other deficiencies in our internal controls over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information, we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, or our Class B common shares listed on the NYSE could be suspended or terminated, which could require additional financial and management resources, and could have a negative effect on the trading price of our Class B common shares.

There are provisions in our Bye-laws that may reduce the voting rights of the Class B common shares.

Our Bye-laws generally provide that the Class A and Class B shareholders have one vote per common share held by them and are entitled to vote together as a single class on all matters on which shareholders are entitled to vote generally, except as otherwise required by law or by our Bye-laws to vote as separate classes. For example, only holders of our Class B common shares may vote for the election or removal of directors, other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws. However, the voting power of all shares may be reduced to ensure that shareholders or groups of shareholders and their affiliates are not permitted to exercise more than 9.5% of the total voting power conferred by the common shares (or, in the case of holders of our Class B common shares when voting as a class (for example, in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws), such voting power may be reduced to ensure that shareholders or groups of shareholder and their affiliates are not permitted to exercise more than a maximum of 14.92% of the total combined voting power conferred by the Class B common shares) to avoid certain adverse tax, legal or regulatory consequences (each, “a share voting limitation violation”). Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per common share that they own. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct Class B common share ownership.

In addition, our Board of Directors may, in its absolute discretion, make adjustments to the voting power of its shares to the extent necessary or advisable in order (i) to prevent (or reduce the magnitude of) a share voting limitation violation and (ii) to avoid adverse tax, legal or regulatory consequences to the Company, any subsidiary of the Company or any shareholder or its affiliates.

Our Bye-laws provide a mechanism under which we shall, before a vote of the shareholders on any matter, in certain circumstances reallocate a proportion of the voting rights held by or attributed to certain shareholders among other shareholders so as to ensure that those certain shareholders and their affiliates are not deemed to own shares possessing voting power comprising more than 9.5% of the total combined voting power (or, in the case of holders of our Class B common shares in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, a maximum of 14.92% of the total combined voting power). In addition, our Board of Directors can adjust the voting power of shares to avoid adverse tax, legal or regulatory consequences to us, any of our subsidiaries, or any direct or indirect holder of shares or its affiliates. We are not obligated to provide notice to a shareholder of any adjustment to its voting power that results (or may result) from the application of the voting cutback.

The multiple class structure of our common shares may limit investors’ ability to influence corporate matters.

Each Class A common share and Class B common share is entitled to one vote per share, while the Class C common shares have no voting rights, except as otherwise required by law. However, our Class C common shares will automatically convert into shares of our Class B common shares, on a share-for-share basis, upon future transfers (unless transferred to a permitted transferee as provided in our Bye-laws). In addition, our Bye-laws provide that, upon request from a holder of Class C common shares to the Company and upon approval of such request by our Board of Directors, such Class C common shares shall be redesignated as Class B common shares. If holders of our non-voting Class C common shares effectuate transfers that result in conversion of Class C common shares to Class B common shares or if Class C common shares are redesignated as Class B common shares upon request from a holder of Class C common shares and approval by our Board of Directors, this will have the effect of decreasing the voting power of the holders of our Class B common shares, which may limit the ability of holders of Class B common shares to influence corporate matters.

Our operating results and share price may be volatile, or may decline regardless of our operating performance, and investors could lose all or part of their investment.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our Class B common shares to wide price fluctuations regardless of our operating performance. Investors should consider an investment in our Class B common shares to be risky, and investors should invest in our Class B common shares only if investors can withstand a significant loss and wide fluctuation in the market value of investors investment. The market price of our Class B common shares could be subject to significant fluctuations in response to the Risk Factors described in this report and other factors, many of which are beyond our control. Events that could adversely affect the market price of our share price include:

•changes in market conditions, including conditions which negatively impact the rates at which insurance can be written;
•changes in the market valuations of similar companies;
•short sales, hedging, or other derivative transactions in our Class B common shares;
•strategic actions by us or our competitors, including the introduction of new products and services, or announcements of acquisition targets;
•sales, or anticipated sales, of large blocks of our shares, including by our directors, executive officers and principal shareholders;
•additions or departures of our Board of Directors, senior management, or other key personnel;
•regulatory changes affecting our operations, including increased solvency and other requirements;
•legal and political developments in the geographical markets in which we operate or may operate in the future;
•litigation and governmental investigations;
•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•changes to our credit ratings; and
•other events or factors, including those from natural disasters, war, acts of terrorism or responses to these events.

The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our Class B common shares. In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our Class B common share price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources or harm our business.

We may change our underwriting guidelines or our strategy without shareholder approval.

Our management has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make significant changes to our operations which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines.

The issuance of additional common shares will dilute all other shareholdings.

We may issue any unissued shares without any action or approval by our shareholders. If we issue additional shares in the future, investors owning Class B common shares will experience dilution. Also, to the extent outstanding warrants to purchase our Class B common shares are exercised, there will be further dilution.

Anti-takeover provisions in our Bye-laws could delay management changes or limit share price.

As the Company is incorporated under the laws of Bermuda, it is subject to Bermuda law. The English Takeover Code (the “Takeover Code”) will not apply to the Company. Subject to limited exceptions, Bermuda law does not contain any provisions similar to those applicable in other jurisdictions which are designed to regulate the way in which takeovers are conducted. It is therefore possible that an offeror may gain control of the Company in circumstances where non-selling shareholders do not receive, or are not given the opportunity to receive, the benefit of any control premium paid to selling shareholders. The Bye-laws contain certain anti-takeover provisions, although these will not provide the full protections afforded by the Takeover Code. These provisions provide for:

•requiring advance notice for shareholder proposals and nominations for persons to serve as directors and placing limitations on shareholders to submit resolutions to a shareholder vote and requisition special general meetings;
•a large number of authorized but unissued shares which may be issued by the Board of Directors without further shareholder action;
•requiring majority of the Board of Directors voting in the affirmative and directors representing less than fifteen percent of the entire Board of Directors voting in opposition to enter into or consummate any transaction or series of transactions involving a merger, amalgamation, consolidation, exchange, scheme of arrangement, recapitalization or similar business combination transaction, other than any merger or consolidation solely between or among any two or more of the Company’s wholly-owned subsidiaries that are not material subsidiaries; and
•requiring majority of the Board of Directors voting in the affirmative and directors representing less than fifteen percent of the entire Board of Directors voting in opposition to enter into or consummate any transaction or series of transactions involving any sale, pledge, transfer or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries.

Takeover protections in the Bye-laws may discourage takeover offers which would be considered favorable and that could in turn adversely affect the value of the Class B common shares. Even in the absence of a takeover attempt, these provisions may adversely affect the value of the Class B common shares if they are viewed as discouraging takeover attempts in the future.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our Class B common share price and trading volume could decline.

The trading market for our Class B common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business and our industry. If one or more of the analysts who cover our business downgrades our Class B common shares or publishes inaccurate or unfavorable research about our business, our Class B common share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class B common shares could decrease, which could cause our Class B common share price and trading volume to decline.

Investors may have difficulties in serving process or enforcing judgments against us in the United States.

We are incorporated under the laws of Bermuda, and a substantial portion of our assets are located outside the United States. As a result, it may not be possible to enforce court judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities law. For enforcement of any judgment against the Company or its directors or officers, or for the settlement of any dispute, it may be necessary to institute legal proceedings outside the United States, and no assurances can be given that any such proceedings can be initiated. No claim may be brought in Bermuda against the Company or its directors and officers in the first instance for violation of U.S. federal securities laws. If such proceedings are initiated, there may be doubt as to the enforceability in non-U.S. jurisdictions, either in original actions or for enforcement of judgments of U.S. courts, for liabilities predicated upon U.S. federal securities laws. See “Enforcement of Civil Liabilities Under U.S. Federal Securities Laws” for further discussion.

Because we have no current plans to pay cash dividends on our Class B common shares for the foreseeable future, investors may not receive any return on investment unless they sell their Class B common shares for a price greater than that which they paid for such shares.

Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among others, our results of operations, financial condition, cash requirements, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant, including applicable law. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, investors may not receive any return on an investment in our Class B common shares unless they sell our Class B common shares for a price greater than that which they paid for such shares as the only way to realize any future gains on their investment, which may never occur. Investors seeking immediate cash dividends should not purchase our Class B common shares.

Members of the Board of Directors may be permitted to participate in decisions in which they have interests that are different from those of the shareholders.

Under Bermuda law, directors are not required to recuse themselves from voting on matters in which they have an interest. The Company’s directors may have interests that are different from, or in addition to, the interests of the shareholders. So long as the directors disclose their interests in a matter under consideration by the Board of Directors in accordance with Bermuda law, they may be entitled to count towards the quorum, participate in the deliberation on and vote in respect of that matter.

Shareholders may have more difficulty protecting their interests than shareholders in other jurisdictions.

The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many other jurisdictions. Class actions and derivative actions are generally not available to shareholders under Bermuda law. However, Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of a company to remedy a wrong done to a company where the act complained of is alleged to be beyond the corporate power of a company, is illegal or would result in the violation of that company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of the Company’s shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. The Bye-laws provide that holders of our common shares waive all claims or rights of action that they might have, individually or in the Company’s right, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We prioritize assessing, identifying, and managing material risks associated with “cybersecurity threats,” as such term is defined in Item 106(a) of Regulation S-K. These risks include operational risks, fraud, extortion, and loss of confidential data.

Identifying, assessing, and managing cybersecurity risk is integrated into our overall enterprise risk management systems and processes. Cybersecurity risks are identified and addressed in myriad ways, including implementing internal IT general controls, our Global Head of IT Operations & Chief Information Security Officer (“CISO”) participating in the Chief Information Security Officers Committee of Lloyd’s Market Association and other communities to stay current on cybersecurity matters affecting the insurance industry, conducting internal IT audits around Hamilton’s cyber security posture, and conducting scenario-based cybersecurity risk assessments to ensure the right controls are in place to address identified risks. To protect against, detect, and respond to cybersecurity incidents, we, among other things, require our employees to undergo annual cybersecurity awareness training, monitor emerging laws and regulations related to data protection and information security, utilize a variety of multilayered technical tools to conduct proactive privacy and cybersecurity vulnerability assessments of our systems and applications, including scanning for and resolving open tickets.

Senior management, including our Chief Technology Officer & Chief Data Officer (“CTO”) and our CISO, in coordination with our legal and compliance teams, are responsible for implementing these measures, as well as being involved in all aspects of incident response and breach management processes. These processes involve six stages: 1) detection, 2) analysis, 3) containment, 4) eradication, 5) recovery, and 6) notification. Security events and data incidents are evaluated for severity and impact on our operations, business, and data, and our response is prioritized accordingly. Our security team collaborates with stakeholders across the company and forms strategies for addressing identified issues. This involves regularly testing, as part of our business continuity and disaster recovery strategies, our ability to restore our systems if they are impacted by a cybersecurity event or incident.

As part of the above processes, we annually engage third-party advisors to perform penetration tests against our infrastructure.

As part of our risk management program, we also assess third-party risks, including risks posed by vendors, suppliers, and other business partners. Cybersecurity practices and risks are evaluated when selecting third-party service providers and when negotiating contractual provisions related to security and privacy, including information security audit rights. Specifically, before engaging new critical IT vendors, we require them to complete questionnaires concerning their IT and security processes, controls, and certifications. The responses in these questionnaires are then reviewed by our CISO and assessed against a checklist of minimum requirements that must be met for Hamilton to consider the service provider to be a vendor of trust whose services may be used by our organization. Thereafter, we annually follow up with approved vendors for updated certifications. Although we identify and respond to small security events and risks as a normal part of our cybersecurity risk management processes, to date, there are no significant previous risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect Hamilton, including its business strategy, results of operations, or financial condition.

There can be no guarantee that (i) our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective or (ii) that there will not be incidents in the future or that they will not materially affect us, including our strategy, results of operations, or financial condition. (See “Risks Related to Our Business and Industry – We are subject to cybersecurity risks, including cyber-attacks, security breaches and other similar incidents with respect to our and our service providers’ information technology systems, which could result in regulatory scrutiny, legal liability or reputational harm, and we may incur increasing costs to minimize those risks.")

Cybersecurity Governance

Cybersecurity is important to our Board of Directors and management. On a quarterly basis, our CISO reports on cybersecurity matters to a risk committee comprised of a cross-functional management team (“Risk Committee”). He has reported on, among other things, cybersecurity risks and incidents, a business continuity and disaster recovery exercise, completed and ongoing cyber audits, security metrics and key performance indicators, penetration testing results and remediation progress, the status of Hamilton’s data governance program, and cyber insurance coverage. The Risk Committee escalates important issues identified in these reports to our Audit Committee, to which our full Board of Directors, while having responsibility for risk management oversight generally, has delegated primary oversight of cybersecurity risks. In addition to quarterly reports to the Risk Committee, senior management, including our CTO and CISO, are responsible for directly reporting to the Audit Committee on cybersecurity matters. This includes reporting, on a quarterly basis and as significant matters arise, about existing and new cybersecurity risks, how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. The Audit Committee reports cybersecurity risks and other security matters to the full Board of Directors through a process in which it convenes the day before each quarterly Board meeting, it discusses cybersecurity matters with the full Board at the Board meeting, and its two chairpersons recap these discussions the following day.

The members of senior management involved in managing our material risks from cybersecurity threats have extensive cybersecurity and IT experience. For example, prior to joining Hamilton, over the past two and a half decades, our CTO has held leadership roles in the areas of Software development, IT governance-, IT operations-, and security operations, ranging from executive director to chief technology officer. This experience spanned various companies, including an expert network/knowledge broker, an educational publishing company, a financial data vendor, a media conglomerate, and an investment bank. Among other things, he has provided leadership in building out global technology platforms, which have operated with multi-jurisdictional cybersecurity policies. He holds a Bachelor of Science degree in electronics and communications engineering, holds a Master’s degree in computer science, and serves as a director on the board of ACORD, which is an organization responsible for setting digital standards for insurance and reinsurance companies globally.

Our CISO has two decades of professional experience in various senior roles, such as Linux information systems engineer, Senior Network Engineer, Director of IT, Senior Leader Infrastructure Engineering and VP/CTO, within the financial services industry. He holds a Bachelor’s degree in computer and network science and an electronics engineering degree.

Item 2. Properties

We lease office space in Bermuda, which houses our headquarters and principal executive offices, as well as in other locations throughout the U.S., U.K. and Ireland. We believe that our current office space is sufficient for us to conduct our operations, although our needs may change in the future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

Item 3. Legal Proceedings

The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in Note 16, Commitments and Contingencies of the accompanying notes to our audited consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Number of Holders

Our common shares began trading on the NYSE under the symbol “HG” on November 13, 2023. Prior to that time, there was no public market for our common shares. As of March 1, 2024, there were approximately 4, 272 and 4 holders of record of our Class A, B and C common shares, respectively. These figures do not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Dividends

We have not declared or paid any dividends on Class B common shares to date. We anticipate that we will retain our future earnings to finance the further development and expansion of our business and do not intend to declare or pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and future agreements and financing instruments, business prospects, and such other factors that our Board of Directors deems relevant. Our future ability to pay cash dividends on our Class B common shares may also be limited by the terms of any future debt securities, preferred shares or credit facilities.

Performance Graph

The following graph compares the cumulative total shareholder return on our Class B common shares from November 14, 2023 to December 31, 2023, to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the S&P 500 Property & Casualty Insurance Index ("S&P 500 P&C"). The share price performance presented below is not necessarily indicative of future results.

Cumulative Shareholder Returns
$110
$108
$106
$104
$102
$100
$98
$96
$94
November 13
2023
November 30
2023
December 15
2023
December 31
2023
HG
S&P 500
S&P 500 P&C

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued or granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

During the period covered by this Annual Report on Form 10-K, pursuant to the Company’s 2013 Equity Incentive Plan, we issued 779,905 shares at a weighted average price of $13.74 per share to certain employees and directors.

During the period covered by this Annual Report on Form 10-K, a total of 342,500 warrants with an exercise price of $10.00 were exercised, resulting in a net issuance of 271,097 Class B shares.

No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of stock options or warrants are deemed to be restricted securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from Initial Public Offering

On November 14, 2023, we closed our initial public offering (“IPO”), in which 6,250,000 Class B common shares were issued and sold by the Company and 8,750,000 existing Class B common shares were sold by the Company's shareholders. On November 22, 2023, as part of the IPO, an additional 1,500,000 existing shares were sold by the Company's shareholders pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class B common shares. The public offering price of the common shares sold in the IPO was $15.00 per share resulting in net proceeds received by us from the IPO of approximately $80.6 million, after deducting underwriting discounts and commissions and specific incremental expenses directly attributable to the IPO.

The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-275000), as amended, which was declared effective by the SEC on November 9, 2023. Barclays Capital Inc. and Morgan Stanley & Co. LLC acted as joint lead book-running managers of the IPO.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated November 9, 2023 and filed with the SEC on November 13, 2023 in connection with our IPO.

Issuer Purchases of Equity Securities

During the period covered by this Annual Report on Form 10-K, the Company repurchased 163,758 Class B common shares.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes thereto included in this Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

We see growth opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across all our underwriting platforms. In recent years the U.S. E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. Non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

Reinsurance business offers a particularly attractive opportunity given the favorable rating environment and reduction of capacity at this time in the cycle and is expected to accelerate growth opportunities for us in the near term. A number of factors, including economic and social inflation, combined with higher interest rates and increases in the frequency and severity of natural catastrophe events in recent years, have created a supply/demand imbalance and are driving the most favorable market conditions seen in decades. We are a recognized market with deep client and broker relationships and have low counter-party credit concentration with many of our insurance partners, providing ample headroom for us to grow. We are well positioned to deploy capital quickly, efficiently and profitably through writing more reinsurance business, as well as retaining more of our own business.

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund, LLC, a Delaware limited liability company ("TS Hamilton Fund" or "TSHF"), and our investment grade fixed income portfolio which is currently benefiting from strong interest rates. We plan to continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

We have a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma aims to consistently generate alpha in liquid global markets across a range of conditions using a disciplined, scientific approach and managed approximately $60 billion of assets across affiliates at December 31, 2023. The TS Hamilton Fund is a dedicated fund-of-one managed by Two Sigma with exposures to certain Two Sigma macro and equity strategies and is designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management investment optimization and execution techniques. The TS Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, FX markets, exchange-listed and over the counter options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund-of-one.

Two Sigma has broad discretion to allocate invested assets to different opportunities. Its current investments include FTV, STV and ESTV. The TS Hamilton Fund’s trading and investment activities are not limited to these strategies and techniques and the TS Hamilton Fund is permitted to pursue any investment strategy and/or technique that Two Sigma determines in its sole discretion to be appropriate for the TS Hamilton Fund from time to time.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that will generally become effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime, and, as a result, the Company has recorded a deferred tax benefit of $35.1 million in the quarter ended December 31, 2023.

SELECTED CONSOLIDATED FINANCIAL DATA

In 2022, the Company changed its fiscal year from November 30 to December 31. References to the current year in this document refer to the calendar year ended December 31, 2023. The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2023. The selected consolidated financial data should be read in conjunction with our consolidated audited financial statements and related notes thereto and the other information in this Form 10-K.

Results of Operations

($ in thousands, except shares and per share amounts)	For the Years Ended
	December 31,		November 30,
	2023	2022	2021	2020	2019
Gross premiums written	$1,951,038	$1,646,673	$1,446,551	$1,086,540	$730,941
Net premiums written	1,480,438	1,221,864	1,085,428	729,323	489,467
Net premiums earned	1,318,533	1,143,714	942,549	707,461	457,391
Net realized and unrealized gains (losses) on investments	209,399	86,357	352,193	5,701	243,876
Net investment income (loss)(1)	30,456	(21,487)	(43,217)	(38,600)	(39,629)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	239,855	64,870	308,976	(32,899)	204,247

Third party fee income(2)	18,234	11,631	21,022	15,625	5,988
Losses and loss adjustment expenses	714,603	758,333	640,560	505,269	390,416
Acquisition costs	309,148	271,189	229,213	168,327	108,277
Other underwriting expenses(3)	183,165	157,540	149,822	126,869	83,103
Underwriting income (loss)(4)	129,851	(31,717)	(56,024)	(77,379)	(118,417)
Net income (loss)	280,287	(29,935)	249,839	(185,517)	35,397
Net income (loss) attributable to non-controlling interest (5)	21,560	68,064	61,660	24,930	67,825
Net income (loss) attributable to common shareholders	$258,727	$(97,999)	$188,179	$(210,447)	$(32,428)

Diluted income (loss) per share attributable to common shareholders	2.44	$(0.95)	$1.82	$(2.05)	$(0.32)
Combined ratio	90.1%	102.8%	106.0%	110.9%	126.0%
Return on average common shareholders' equity	13.9%	(5.7)%	11.1%	(12.4)%	(1.8)%

(1) Net investment income (loss) is presented net of investment management fees.
(2) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $0.4 million and $(0.3) million for the years ended December 31, 2023 and 2022, respectively, and less than $0.1 million for each of the years ended November 30, 2021, 2020 and 2019. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for further details.
(3) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $76.7 million, $20.1 million, $22.5 million, $22.9 million and $22.0 million for the years ended December 31, 2023 and 2022, and November 30, 2021, 2020 and 2019, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for further details.
(4) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for further details.
(5) Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations - Corporate and Other'” for further details.

SELECTED CONSOLIDATED FINANCIAL DATA

Balance Sheet Data

($ in thousands, except shares and per share amounts)	As at
	December 31,		November 30,
	2023	2022	2021	2020	2019
Total investments	3,111,616	2,286,323	2,464,622	2,174,586	1,973,938
Cash and cash equivalents	794,509	1,076,420	797,793	642,838	825,084
Total investments and cash and cash equivalents	3,906,125	3,362,743	3,262,415	2,817,424	2,799,022
Total assets	6,671,355	5,818,965	5,611,607	4,905,363	4,928,154
Reserve for losses and loss adjustment expenses	3,030,037	2,856,275	2,379,027	2,054,628	1,957,989
Unearned premiums	911,222	718,188	620,994	479,529	505,350
Term loan, net of issuance costs	149,830	149,715	149,875	149,682	149,488
Total shareholders' equity	$2,047,850	$1,664,183	$1,787,445	$1,596,750	$1,801,765

Common shares outstanding	110,225,103	103,087,859	102,540,769	102,454,307	102,218,585
Tangible book value per common share	$17.75	$15.30	$16.29	$14.46	$16.42
Book value per common share	$18.58	$16.14	$17.43	$15.58	$17.63

Summary of Critical Accounting Estimates

The Company’s audited consolidated financial statements have been prepared in accordance with U.S. GAAP and include certain amounts that are inherently uncertain and judgmental in nature. As a result, management is required to make best estimates and assumptions that affect the reported amounts.

The following discussion addresses those accounting policies and estimates that we believe are most critical to our operations and require the most difficult, subjective and complex judgment. Actual events that differ significantly from the underlying assumptions and estimates used in these statements may result in materially favorable or unfavorable adjustments to prior estimates that affect our results of operations, financial condition and liquidity. The sensitivity estimates that follow are based on the Company’s assessment of reasonably likely outcomes.

These critical accounting estimates should be read in conjunction with the Notes to the audited consolidated financial statements, including Note 2, Summary of Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

Reserve for Losses and Loss Adjustment Expenses

Overview

The estimated reserve for losses and loss adjustment expenses (“loss reserves”) represents management’s best estimate of the unpaid portion of the Company’s ultimate liability for losses and loss adjustment expenses for insured and reinsured events that have occurred at or before the balance sheet date, based on its assessment of facts and circumstances known at that particular point in time. Loss reserves reflect both claims that have been reported to the Company (“case reserves”) and claims that have been incurred but not reported to the Company (“IBNR”).

Loss reserves are complex estimates, not an exact calculation of liabilities. Management reviews loss reserve estimates at each quarterly reporting date and considers all significant facts and circumstances known at that particular point in time. As additional experience and other data becomes available and/or laws and legal interpretations change, management may adjust previous estimates. Adjustments are recognized in the period in which they are determined and may impact that period's underwriting results either favorably (when current estimates are lower than previous estimates) or unfavorably (when current estimates are higher than previous estimates).

Gross loss reserves for each of the reportable segments, segregated between case reserves and IBNR, by reserve class, as at December 31, 2023 and 2022, respectively, are shown below:

	2023			2022
($ in thousands)	International	Bermuda	Total	International	Bermuda	Total
Case reserves:
Property	$65,161	$162,480	$227,641	$118,224	$189,840	$308,064
Casualty	226,749	173,903	400,652	230,134	134,194	364,328
Specialty	147,825	49,814	197,639	100,882	48,864	149,746
Total case reserves	439,735	386,197	825,932	449,240	372,898	822,138
IBNR:
Property	106,044	154,093	260,137	144,357	193,944	338,301
Casualty	784,796	550,048	1,334,844	649,402	471,196	1,120,598
Specialty	366,895	215,807	582,702	327,328	225,650	552,978
Total IBNR	1,257,735	919,948	2,177,683	1,121,087	890,790	2,011,877
Total Other	19,952	6,470	26,422	12,083	10,177	22,260
Total reserves	$1,717,422	$1,312,615	$3,030,037	$1,582,410	$1,273,865	$2,856,275

Case Reserves

With respect to insurance business, the Company is generally notified of losses by brokers and/or insureds. The Company’s claims personnel use this and other relevant information to estimate ultimate covered losses arising from the claim, including the cost of claims adjustment administration and settlement, including any legal or other fees. These estimates reflect the judgment of the Company’s claims personnel based on their experience and knowledge, the nature of the specific claim and, where appropriate, the advice of legal counsel, third party claims administrators and loss adjusters. In syndicated markets, such as Lloyd’s, the Company’s case reserves may also be based in part on information provided by the lead insurer.

With respect to reinsurance business, the Company is typically notified of losses by brokers and/or ceding companies. For excess of loss contracts, the Company is typically notified of insured losses on specific contracts in the form of an individual loss notification and records a case reserve for the estimated ultimate liability arising from the claim. For contracts written on a proportional basis, the Company typically receives aggregated claims information in the form of a loss bordereaux and records a case reserve for the estimated ultimate liability arising from the claim based on that information. Proportional reinsurance contracts typically require that losses in excess of pre-defined amounts be separately notified so that the Company can adequately evaluate them. The Company’s claims department evaluates each specific loss notification received and, based on their knowledge and experience, may record additional case reserves when a ceding company’s reserve for a claim is considered inadequate. The Company also undertakes cedant audits, using outsourced legal and industry experience where necessary. This allows the Company to review different cedants’ claims handling practices, understand the level of prudence employed by different cedants and ensure that reserves are consistent with exposures, adequately established, and properly reported in a timely manner.

IBNR

IBNR estimates are necessary due to the potential development on reported claims and the reporting time lag between when a loss event occurs and when it is actually reported (the “reporting lag”). Reporting lags may arise from a number of factors, including but not limited to the nature of the loss, the use of intermediaries and the complexity of the claims adjusting process. The lack of specific information means the Company must make estimates. IBNR is calculated by deducting incurred losses (i.e. paid losses and case reserves) from management’s best estimate of the ultimate losses. Unlike case reserves, which are established at the contract level, IBNR reserves are generally established at an aggregate level and cannot be identified as reserves for a particular loss event or contract.

Reserving Methodology

When conducting actuarial analysis, management organizes the Company’s recorded reserves into exposure groupings based on reasonably homogeneous loss development characteristics, underwriting years and reserving classes. Management periodically reviews the exposure groupings and may make changes to the groupings over time as the Company’s business changes.

The actuarial methodologies used to perform the quarterly reserving analysis that determines our estimate of the ultimate reserve for losses and loss adjustment expenses for each exposure group include:

•Initial expected loss ratio (“IELR”) method: The IELR method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each underwriting year. The estimated loss ratio may be based on pricing information and/or industry data and/or historical claims experience revalued to the year under review;
•Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method uses as a starting point an assumed IELR and blends in the loss ratio, which is implied by the claims experience to date using benchmark loss development patterns on paid claims data or reported claims data. Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, it can be slow to react to emerging loss development and may, if the IELR proves to be inaccurate, produce loss estimates which take longer to converge with the final settlement value of loss; and
•Loss development method: The loss development method uses actual loss data and the historical development profiles on older underwriting years to project more recent, less developed years to their ultimate position.

Our actuaries may use other approaches in addition to those described, and supplement these methods with judgement where they deem appropriate, depending upon the characteristics of the class of business and available data.

For certain significant events, such as natural catastrophes or large man-made catastrophic events, traditional actuarial methods may not be suitable for estimating losses for reasons that may include lack of claims data or the existence of additional risks related to the specific event circumstances. For example, the estimates of loss reserves related to hurricanes and earthquakes can be affected by factors including, but not limited to, the inability to access portions of impacted areas, infrastructure disruptions, the complexity of the loss scenario, legal and regulatory uncertainties, complexities involved in estimating business interruption losses and additional living expenses, the impact of demand surge, fraud, and the limitations on available information. For hurricanes, additional complex coverage factors may include determining whether damage was caused by flooding or wind, evaluating general liability and pollution exposures and mold damage. Other recent examples include possible claims arising from the COVID-19 pandemic and the Ukraine conflict, where additional risks included material uncertainties around whether insured loss events had occurred, the timing of such events, and uncertainty over how contract wording applies in the case of insurance and reinsurance policies.

The timing of events can also affect the level of information available to the Company to estimate loss reserves for that reporting period, and therefore the reserving methods adopted. For example, for events occurring near the end of a reporting period, greater reliance may be placed on information derived from catastrophe models, and, where available and relevant, additional quantitative and qualitative exposure analyses, reports and communications of ground up losses from ceding companies, and development patterns for historically similar events. Due to the inherent uncertainty in estimating losses from such events, these estimates are subject to variability, which increases with the severity and complexity of the underlying event.

In addition to the Company’s quarterly reserving process, an independent actuarial review is carried out semi-annually by a leading independent actuarial consulting firm in order to provide additional insight into the reserving process, specific industry trends and the overall level of the Company’s loss reserves. Management reviews the information provided in the independent actuarial review in determining its own best estimate of reserves.

Management believes that it is prudent in its reserving assumptions and methodologies. However, we cannot be certain that our ultimate loss payments will not vary, perhaps materially, from the initial estimates made. We note that the process of estimating required reserves, by its very nature, involves uncertainty and therefore the ultimate claims may fall outside the actuarial range. The level of uncertainty can be influenced by many factors, including but not limited to unknown future in-claim value inflation, the existence of coverage with long duration reporting patterns, changes in the speed of claims data being received and processed, contractual uncertainties for unusual claim events, as well as the other factors previously discussed.

If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the reporting period in which they are identified and may have a significant favorable or unfavorable impact on that period’s results of operations. We regularly review and update these estimates using the most current information available.

Management’s Best Estimate

The Company’s recorded reserves at each reporting date reflect management’s best estimate of ultimate reserve for losses and loss adjustment expenses at that date. Management completes quarterly reserve studies for each exposure group for its Bermuda and International segments. Management analyzes significant variances between internal and external actuarial estimates, as well as any relevant additional market, underwriting or claims data that may be available and relevant for setting management’s best estimate of ultimate reserves. As a result of these considerations, the selected reserve estimate may be higher or lower than the external actuarial indicated estimate.

The Company’s best estimates are point estimates within a range of reasonable actuarial estimates. To provide an indication of the possible size of this range, in the following table we have compared the point estimate for net losses and loss adjustment expenses recorded by each reportable segment with a range of reasonable actuarial estimates at December 31, 2023:

	2023
($ in thousands)	Recorded Point Estimate	High	Low
International	$836,155	$976,600	$681,500
Bermuda	1,032,805	$1,141,200	$883,000
Net reserve for losses and loss adjustment expenses	$1,868,960

It is important to note that the ‘High’ and ‘Low’ estimates above are not intended to be “worst-case” or “best-case” scenarios, and it is possible that final settlements of the reserves for these losses and loss adjustment expenses could fall outside of these ranges.

It is not appropriate to add together the ranges of each reportable segment in an effort to determine a high and low range around the Company’s total reserve for losses and loss adjustment expenses.

Prior Year Reserve Development

Prior year reserve development arises from changes to estimates for losses and loss adjustment expenses related to loss events that occurred in previous periods. Favorable prior year reserve development indicates that current estimates are lower than previous estimates, while unfavorable prior year reserve development indicates that current estimates are higher than previous estimates. The following table presents net prior year reserve development by reportable segment:

	Net (favorable) unfavorable prior year reserve development
($ in thousands)	International	Bermuda	Total
Year ended December 31, 2023	$(22,498)	$6,881	$(15,617)
Year ended December 31, 2022	(26,833)	6,230	(20,603)
Year ended November 30, 2021(1)	$12,600	$(821)	$11,779
(1) Includes the U.S. GAAP accounting impact of a loss portfolio transfer purchased in 2020.

For a detailed discussion of net (favorable) unfavorable prior year reserve development by reportable segment for the years ended December 31, 2023 and 2022, and November 30, 2021 see Results of Operations.

Claim Tail Analysis

One of the key selection characteristics for loss exposure groupings is the historical duration of the claims settlement process. Business in which claims are reported and settled relatively quickly are commonly referred to as short-tail lines, for example, property classes. On the other hand, business in which claims tend to take longer to be reported and settled are commonly referred to as long-tail lines, for example, casualty classes.

Although estimates of ultimate losses for short-tail business are usually inherently more certain than for medium and long-tail business, significant judgment is still required. Additionally, the inherent uncertainties relating to catastrophe events add further complexity to potential exposure estimation. Further, the Company uses MGAs and other producers for certain business, which can delay the receipt of loss information.

Although the Company uses similar actuarial methodologies for both short-tail and long-tail lines in respect of non-headline loss events, the faster reporting of experience for the short-tail lines allows management to have greater confidence in its estimates of ultimate losses for short-tail lines at an earlier stage than for long-tail lines. As a result, the Company’s estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for headline loss events, generally exhibit less volatility than those for the longer tail lines. For longer tail lines, management utilizes exposure-based methods to estimate the Company’s ultimate losses, especially for immature years. For both short and long-tail lines, management supplements these general approaches with analytically based judgments.

Sensitivity Analysis

While management believes that the reserve for losses and loss adjustment expenses at December 31, 2023 is adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than initially recorded.

The tables below summarize, by reportable segment, the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate the Company’s reserve for losses and loss adjustment expenses at December 31, 2023. The scenarios shown in the tables illustrate the effect of:

•changes to the expected loss ratio selections used at December 31, 2023, which represent loss ratio point increases or decreases to the expected loss ratios used. A higher expected loss ratio results in a higher ultimate loss estimate, and vice versa; and
•changes to the loss development patterns used in the Company’s reserving process at December 31, 2023, which represent claims reporting that is either slower or faster than the reporting patterns used. Accelerating a loss reporting pattern (i.e. shortening the claim tail) results in lower ultimate losses, as the estimated proportion of losses already incurred would be higher, and vice versa.

Management believes that the illustrated sensitivities are indicative of the materiality of these key actuarial assumptions to management’s best estimate of loss and loss adjustment expense reserves. The degree of stress applied to the expected loss ratio and loss development patterns were selected to be illustrative, and should not be considered to be “best case” or “worst case” for these assumptions. As such, it is important to recognize that future variations may be more or less than the amounts shown in the following table.

The effect of reasonably likely changes in the two key assumptions used to estimate the gross reserve for losses and loss adjustment expenses at December 31, 2023 was as follows:

($ in thousands)	Sensitivity of Gross Reserve for Losses and Loss Adjustment Expenses
	December 31, 2023
Assumptions	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving class selected assumptions:
Property	5%	+1 Q	(5)%	-1 Q
Casualty	5%	+2 Q	(5)%	-2 Q
Specialty	5%	+1 Q	(5)%	-1 Q

International Segment
Increase (decrease) in loss reserves:
Property	$3,246	$5,709	$(3,199)	$(4,833)
Casualty	33,287	70,926	(29,016)	(64,705)
Specialty	18,401	30,437	(16,883)	(29,179)

Bermuda Segment
Increase (decrease) in loss reserves:
Property	$13,759	$10,592	$(13,225)	$(8,390)
Casualty	44,743	20,405	(41,268)	(17,014)
Specialty	12,901	6,579	(12,212)	(6,080)

The results show the cumulative increase (decrease) in loss reserves across all years. Each of the impacts set forth is estimated individually, without consideration for any correlation among key assumptions or among reserve classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. Additionally, it is noted that in some instances, for example, the projection of catastrophe estimates, development patterns are not appropriate as more bespoke techniques are used.

Premiums Written and Earned

Gross Premiums Written

Revenues primarily consist of insurance and reinsurance premiums generated by the Company’s underwriting operations. Recognition of gross premiums written varies by policy or contract type.

For a portion of the Company’s insurance business, which comprises 57% of total gross premiums written, a fixed premium specified in the policy is recorded when the policy incepts. This premium may be adjusted if underlying insured values change. Management actively monitors underlying insured values and any resulting premium adjustments are recognized in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for 30.2%, 28.6% and 29.7% of the Company’s gross premiums written for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. Some of this business is written through MGAs, third parties granted authority to bind risks on the Company’s behalf in accordance with defined underwriting guidelines.
The remainder of the Company’s insurance business is written on a line slip or proportional basis, where the Company assumes an agreed proportion of the premiums and losses of a particular risk or group of risks along with other unrelated insurers. As premiums for this business are not identified in the policy, estimated premiums are recorded at the inception of the policy based on information provided by clients through brokers. Management reviews these premium estimates on a quarterly basis and any premium estimate adjustments are recognized in the period in which they are determined. Gross premiums written on a line slip or proportional basis accounted for 26.8%, 28.4% and 27.1% of the Company’s gross premiums written for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively.

The Company’s reinsurance business, which comprises 43% of total gross premiums written, generally provides cover to cedants on an excess of loss or on a proportional basis. In most cases, cedants seek protection for business that they have not yet written when they enter into agreements and therefore cedants must estimate the underlying premiums that they will cede to the Company.

For proportional reinsurance contracts, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Gross premiums written are recognized on a quarterly basis as the underlying contracts incept over the term of the contract, based on estimates received from ceding companies. Management reviews these premium estimates on a quarterly basis and evaluates their reasonability in light of actual premiums reported by the cedants and brokers, supplemented by the Company’s own estimates based on experience and familiarity with each market.

As a result of this review process, any adjustments to premium estimates are recognized in the period in which they are determined. Changes in premium estimates could be material to gross premiums written in the period. Changes in premium estimates could also be material to net premiums earned in the period in which they are determined as any adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 20.7%, 19.0% and 18.1% of the Company’s gross premiums written for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively.

For excess of loss reinsurance contracts, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or an initial minimum deposit premium. For excess of loss reinsurance contracts, minimum deposit premiums are generally considered to be the best estimate of premiums at the inception of the contract. The minimum deposit premium is typically adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to minimum or deposit premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 22.3%, 24.0% and 25.1% of the Company’s gross premiums written for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively.

Many of the Company’s excess of loss reinsurance contracts also include provisions for automatic reinstatement of coverage in the event of a loss that has exhausted the initial amount of cover provided. Reinstatement premiums are recognized as written premium when a loss event occurs where coverage limits for the remaining life of the contract are reinstated under the contract.

Net Premiums Earned

Premiums are earned evenly over the period in which the Company is exposed to the underlying risk. Changes in circumstances subsequent to contract inception can impact the term of each earning period. For example, when exposure limits for a contract are reached, any associated unearned premiums are recognized as fully earned.

Fixed premium insurance policies and excess of loss reinsurance contracts are generally written on a “losses occurring” or “claims made” basis. Consequently, premiums are earned evenly over the contract term, which is typically 12 months.

Line slip or proportional insurance policies and proportional reinsurance contracts are generally written on a “risks attaching” basis, covering claims that relate to the underlying policies written during the terms of these contracts. As the underlying business incepts throughout the contract term, which is typically one year, and the underlying business typically has a one-year coverage period, these premiums are generally earned over a 24-month period.

Ceded Reinsurance and Unpaid losses and Loss Adjustment Expenses Recoverable

Overview

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. On a consolidated basis, reinsurance premiums ceded represented 24.1%, 25.8% and 25.0% of gross premiums written for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively.

Ceded reinsurance contracts do not relieve the Company of its primary obligation to policyholders. In the event that the Company’s reinsurers are unable to meet their obligations under these reinsurance agreements or are able to successfully challenge losses ceded by the Company under the contracts, the Company will not be able to realize the full value of the unpaid losses and loss adjustment expense recoverable balance and will be liable for such defaulted amounts.

The Company enters into proportional or quota share treaties, whereby the Company cedes a portion of its premiums and losses related to a certain class or classes of business to a reinsurer, and into excess of loss or facultative reinsurance agreements, whereby the Company is reinsured for a specific event or exposure, often for amounts in excess of a predetermined dollar amount.

The Company’s reinsurance business also obtains reinsurance whereby another reinsurer contractually agrees to indemnify it for all or a portion of the reinsurance risks underwritten. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as retrocessional reinsurance arrangements and help to reduce exposure to large losses and manage risk. In addition, the Company’s reinsurance business participates in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers and the ceding company.

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

In December 2020, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Singapore-domiciled Easton Re Pte, Ltd. (“Easton Re”), which provided the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re was from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded of $7.2 million, $6.3 million and $7.8 million during the years ended December 31, 2023 and 2022, and the year ended November 30, 2021, respectively.

In December 2023, Hamilton Group sponsored a new industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. (also “Easton Re”), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. See Note 1, Organization for further details.

Estimation methodology

Amounts for unpaid losses and loss adjustment expenses recoverable from reinsurers are estimated in a manner consistent with the reserve for losses and loss adjustment expenses associated with the related assumed business and the contractual terms of the reinsurance agreement. Estimating unpaid losses and loss adjustment expenses recoverable can be more subjective than estimating the underlying reserve for losses and loss adjustment expenses, discussed above. In particular, unpaid losses and loss adjustment expenses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and the magnitude of the Company’s recorded IBNR reserves, amongst other factors. Amounts for unpaid losses and loss adjustment expenses recoverable are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements.

The majority of the balance that the Company has estimated and accrued as unpaid losses and loss adjustment expenses recoverable will not be due for collection until some point in the future. The amounts recoverable that will ultimately be collected are subject to uncertainty due to the ultimate ability and willingness of reinsurers to pay the Company’s claims at a future point in time, for reasons including insolvency or elective run-off, contractual dispute and various other reasons.

To help mitigate these risks, the Company maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors the financial condition of approved reinsurers with consideration for events which may have a material impact on their creditworthiness and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a review of the counterparty’s financial strength, industry position and other qualitative factors. If reinsurers do not meet certain specified requirements, they are required to provide the Company with collateral.

Fair Value of Investments

Fixed maturity and short-term investments trading portfolio

The Company elects the fair value option for all of the fixed maturity securities and short-term investments in its trading portfolio and certain other investments and recognizes the changes in net realized and unrealized gains (losses) on investments in its consolidated statements of operations.

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Instruments that the Company owns are marked to bid prices. Fair value measurements are not adjusted for transaction costs.

Fair value measurement accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are:

•Level 1 – inputs that reflect unadjusted quoted prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date;

•Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

•Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

The Company’s fixed maturity and short-term investments trading portfolio are primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing; however, models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index. In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies used include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding; however, they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other market observable inputs.

All of the Company’s fixed maturities and short-term investments in its trading portfolio are considered to be valued using Level 2 inputs in the fair value hierarchy. See Note 4, Fair Value in our audited consolidated financial statements for further detail.

Change in Financial Year

On January 17, 2022, the Company changed its fiscal year from November 30 to December 31. References to the current year in this document refer to the calendar year ended December 31, 2023. As a result, our comparative prior periods consist of the twelve month period from January 1, 2022 to December 31, 2022, the one-month transition period ended December 31, 2021, and the twelve month period from December 1, 2020 to November 30, 2021. The one month transition period ended December 31, 2021 and the comparative one month period ended December 31, 2020 are presented in our results of operations tables under the header Change in Financial Year - Stub Period Results.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations for the years ended December 31, 2023 and 2022, and November 30, 2021 and book value per share and balance sheet data as at December 31, 2023 and 2022 and November 30, 2021.

	For the Years Ended
($ in thousands, except per share amounts)	December 31, 2023	December 31, 2022	November 30, 2021
Gross premiums written	$1,951,038	$1,646,673	$1,446,551
Net premiums written	$1,480,438	$1,221,864	$1,085,428
Net premiums earned	$1,318,533	$1,143,714	$942,549
Third party fee income(1)	18,234	11,631	21,022

Claims and Expenses
Losses and loss adjustment expenses	714,603	758,333	640,560
Acquisition costs	309,148	271,189	229,213
Other underwriting expenses(2)	183,165	157,540	149,822
Underwriting income (loss)(3)	129,851	(31,717)	(56,024)

Net realized and unrealized gains (losses) on investments	209,399	86,357	352,193
Net investment income (loss)(4)	30,456	(21,487)	(43,217)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	239,855	64,870	308,976

Net gain on sale of equity method investment	211	6,991	54,557
Other income (loss), excluding third party fee income(1)	397	(315)	(11)
Net foreign exchange gains (losses)	(6,185)	6,137	6,442
Corporate expenses(2)	76,691	20,142	22,472
Impairment of goodwill	—	24,082	936
Amortization of intangible assets	10,783	12,832	13,431
Interest expense	21,434	15,741	14,897
Income tax expense (benefit)	(25,066)	3,104	12,365
Net income (loss)	280,287	(29,935)	249,839
Net income (loss) attributable to non-controlling interest(5)	21,560	68,064	61,660
Net income (loss) attributable to common shareholders	$258,727	$(97,999)	$188,179
Diluted income (loss) per share attributable to common shareholders	$2.44	$(0.95)	$1.82

Key Ratios
Attritional loss ratio - current year	52.2%	51.8%	51.1%
Attritional loss ratio - prior year development	(0.8)%	(0.3)%	(0.9)%
Catastrophe loss ratio - current year	3.2%	16.3%	15.7%
Catastrophe loss ratio - prior year development	(0.4)%	(1.5)%	2.1%
Loss and loss adjustment expense ratio	54.2%	66.3%	68.0%
Acquisition cost ratio	23.4%	23.7%	24.3%
Other underwriting expense ratio	12.5%	12.8%	13.7%
Combined ratio	90.1%	102.8%	106.0%

Return on average common shareholders' equity	13.9%	(5.7)%	11.1%

	As at
Book Value	December 31, 2023	December 31, 2022	November 30, 2021
Tangible book value per common share	$17.75	$15.30	$16.29
Change in tangible book value per common share	16.0%	(4.1)%	12.7%
Book value per common share	$18.58	$16.14	$17.43
Change in book value per common share	15.1%	(5.6)%	11.9%

Balance Sheet Data
Total assets	$6,671,355	$5,818,965	$5,611,607
Total shareholders' equity	$2,047,850	$1,664,183	$1,787,445

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $0.4 million, $(0.3) million and less than $0.1 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $76.7 million, $20.1 million, and $22.5 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" for further details.
(3) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" for further details.
(4) Net investment income (loss) is presented net of investment management fees.
(5) Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Corporate and Other" for further details.

Operating Highlights

The following significant items impacted the consolidated results of operations for the years ended December 31, 2023 and 2022 and November 30, 2021:

Gross Premiums Written

Gross premiums written were $2.0 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2023 and 2022 and November 30, 2021, respectively. The increase in gross premiums written in each successive year was primarily driven by expansion into additional classes, notably casualty reinsurance and specialty insurance, increased participation on existing business and rate increases across multiple classes of business.

Underwriting results

The combined ratio was 90.1% and 102.8% for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily driven by lower catastrophe losses as described further below under Losses and Loss Adjustment Expenses. The decrease in the combined ratio from 106.0% for the year ended November 30, 2021 to 102.8% for the year ended December 31, 2022 was primarily driven by a lower percentage contribution from catastrophe losses as described further below under Losses and Loss Adjustment Expenses, and a decrease in our other underwriting expense ratio.

Losses and Loss Adjustment Expenses

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2023
Attritional losses	$688,144	52.2%	$(10,443)	(0.8)%	$677,701	51.4%
Catastrophe losses	42,076	3.2%	(5,174)	(0.4)%	36,902	2.8%
Total	$730,220	55.4%	$(15,617)	(1.2)%	$714,603	54.2%

December 31, 2022
Attritional losses	$592,676	51.8%	$(3,216)	(0.3)%	$589,460	51.5%
Catastrophe losses	186,260	16.3%	(17,387)	(1.5)%	168,873	14.8%
Total	$778,936	68.1%	$(20,603)	(1.8)%	$758,333	66.3%

November 30, 2021
Attritional losses	$481,292	51.1%	$(8,126)	(0.9)%	$473,166	50.2%
Catastrophe losses	147,489	15.7%	19,905	2.1%	167,394	17.8%
Total	$628,781	66.8%	$11,779	1.2%	$640,560	68.0%

Attritional loss ratio - current year for the year ended December 31, 2023 was 52.2%, compared to 51.8% for the year ended December 31, 2022, an increase of 0.4 percentage points. The modest increase is attributable to certain large loss events in our specialty classes impacting both our International and Bermuda segments. The attritional loss ratio - current year for the year ended December 31, 2022 was 51.8% compared to 51.1% for the year ended November 30, 2021, an increase of 0.7 percentage points. The increase is largely attributable to changes in business mix during 2022.

Attritional loss ratio - prior year for the year ended December 31, 2023 was a favorable 0.8% compared to a favorable 0.3% for the year ended December 31, 2022, a decrease of 0.5 percentage points. The decrease was primarily driven by favorable prior year development in both the Bermuda and International specialty classes and International property classes, partially offset by unfavorable development in Bermuda property classes and casualty classes in both our Bermuda and International segments. In addition, casualty business protected by the LPT benefited from $4.2 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $0.8 million, for a total net positive earnings impact of $5.0 million. The attritional loss ratio - prior year for the year ended December 31, 2022 was a favorable 0.3% compared to a favorable 0.9% for the year ended November 30, 2021, an increase of 0.6 percentage points. The increase was primarily driven by unfavorable prior year development in discontinued casualty classes in the Bermuda segment, partially offset by favorable development across all classes of business in the International segment. In addition, casualty business protected by the LPT benefited from favorable development of $5.1 million and $1.9 million in amortization of the associated deferred gain, for a total net positive earnings impact of $7.0 million. See Note 8, Reinsurance, in our audited consolidated financial statements for further discussion of the LPT.

Impact of catastrophe events Catastrophe losses - current and prior year development were $36.9 million, $168.9 million and $167.4 million for the years ended December 31, 2023 and 2022 and November 30, 2021, respectively. Catastrophe losses for the year ended December 31, 2023 were driven by the Hawaii wildfires ($12.0 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($11.0 million), severe convective storms in June 2023 ($7.6 million), Hurricane Idalia ($6.5 million), and the Vermont floods ($5.0 million), partially offset by favorable prior year development of $5.2 million. Catastrophe losses - current and prior year development for the year ended December 31, 2022 were driven by the Ukraine conflict ($79.6 million), Hurricane Ian ($77.5 million), Australian East Coast floods ($16.6 million), KwaZulu-Natal floods ($8.3 million), and Typhoon Nanmadol ($4.3 million), partially offset by favorable prior year development of $17.4 million. Catastrophe losses - current and prior year development for the year ended November 30, 2021 were driven by Hurricane Ida ($67.9 million), the Bernd European floods ($38.1 million), Winter Storm Uri ($34.4 million), and COVID-19 ($7.1 million), in addition to unfavorable prior year development of $19.9 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$143,655	$145,238	$327,028
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	96,200	(80,368)	(18,052)
	$239,855	$64,870	$308,976

Net income (loss) attributable to non-controlling interest - TSHF	$21,560	$68,064	$61,660
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $143.7 million, $145.2 million and $327.0 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, net of non-controlling interest, returned income of $122.1 million, $77.2 million and $265.4 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. This includes the fund's returns, net of investment management fees as well as performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in “Net income attributable to non-controlling interests” in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 7.6%, 4.6% and 17.7% for each of the years ended December 31, 2023 and 2022, and November 30, 2021, respectively.

TS Hamilton Fund, through its investments in Two Sigma Futures Portfolio, LLC (FTV), Two Sigma Spectrum Portfolio, LLC (STV) and Two Sigma Equity Spectrum Portfolio, LLC (ESTV), (together, the “Two Sigma Funds”), seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives.

For the year ended December 31, 2023, TS Hamilton Fund generated positive returns in single name equities trading in STV and ESTV, partially offset by losses in macroeconomic trading in FTV. In single name equities trading, STV and ESTV both made positive contributions. Within ESTV, trading was most profitable in Europe, followed by East Asia and Pan-America, while China experienced losses. Within FTV, losses were driven by commodities, fixed income, and equities, partially offset by gains in currencies and credit.

For the year ended December 31, 2022, TS Hamilton Fund generated positive returns in single name equities trading in STV, partially offset by losses in macroeconomic trading in FTV. Gains were led by U.S. single name equities in STV, followed by non-U.S. equities in ESTV. In macroeconomic activities, FTV generated positive results in equities trading, partially offset by losses from fixed income trading, commodities trading, and currencies trading.

For the year ended November 30, 2021, TS Hamilton Fund generated positive returns in each of the three underlying Two Sigma Funds. Gains were led by trading in FTV, followed by U.S. single name equities in STV, and then non-U.S. equities in ESTV. In FTV, positive returns were generated in commodities and equities trading, partially offset by losses in currencies and fixed income.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $96.2 million and a loss of $80.4 million and $18.1 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. This is primarily comprised of returns on our fixed maturity securities trading portfolio. During the year ended December 31, 2023, the fixed maturity securities trading portfolio produced positive returns as the rate of rising interest rates slowed and reinvested funds generated higher yields. During the year ended December 31, 2022, the negative mark-to-market impact of rising interest rates and other macroeconomic factors offset investment yield, giving rise to non-credit related net investment losses. During the year ended November 30, 2021, the fixed maturity securities trading portfolio also experienced net losses due to the negative mark-to-market impact of rising interest rates. The year ended November 30, 2021 was also negatively impacted by a loss on equity method investment of $7.3 million related to our interest in Attune, recorded under the equity method of accounting, prior to its sale on September 20, 2021.

Net gain on sale of equity method investment On September 20, 2021, a purchaser acquired Attune, a joint venture in which the Company had a one-third interest. Proceeds of sale were settled on closing, and the net gain on sale of equity method investment of $54.6 million was recorded in the statement of operations for year ended November 30, 2021. In the years ended December 31, 2023 and 2022, escrow funds of $0.2 million and $7.0 million were received and recorded in the statement of operations, recognizing an incremental net gain on sale of equity method investment relating to the same transaction.

Impairment of goodwill

In the years ended December 31, 2023, December 31, 2022 and November 30, 2021, the Company recorded impairment charges of $Nil, $24.1 million and $0.9 million, respectively, primarily arising from the annual goodwill impairment assessment. As at each of December 31, 2023 and 2022, there was $Nil goodwill on the balance sheet.

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
We evaluate reportable segment performance based on their respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses, net of third party fee income. General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As we do not manage our assets by reportable segment, investment income and assets are not allocated to reportable segments.

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

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), net gain on sale of equity method investment, other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, impairment of goodwill, amortization of intangible assets, interest expense, and income tax expense (benefit).

International Segment

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Gross premiums written	$1,105,522	$933,241	$892,292
Net premiums written	$770,399	$635,773	$640,816
Net premiums earned	$703,508	$623,047	$557,139
Third party fee income	9,685	11,430	20,672

Claims and Expenses
Losses and loss adjustment expenses	362,137	335,484	352,859
Acquisition costs	186,698	170,571	154,969
Other underwriting expenses	127,402	108,239	112,055
Underwriting income (loss)	$36,956	$20,183	$(42,072)

Attritional losses - current year	$373,949	$317,199	$280,922
Attritional losses - prior year development	(24,415)	(29,800)	674
Catastrophe losses - current year	10,686	45,118	59,337
Catastrophe losses - prior year development	1,917	2,967	11,926
Losses and loss adjustment expenses	$362,137	$335,484	$352,859

Attritional loss ratio - current year	53.2%	50.9%	50.4%
Attritional loss ratio - prior year development	(3.5)%	(4.8)%	0.1%
Catastrophe loss ratio - current year	1.5%	7.2%	10.7%
Catastrophe loss ratio - prior year development	0.3%	0.5%	2.1%
Losses and loss adjustment expense ratio	51.5%	53.8%	63.3%
Acquisition cost ratio	26.5%	27.4%	27.8%
Other underwriting expense ratio	16.7%	15.5%	16.4%
Combined ratio	94.7%	96.7%	107.5%

Gross Premiums Written

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Property	$134,450	$127,424	$197,471
Casualty	490,465	463,397	323,192
Specialty	480,607	342,420	371,629
Total	$1,105,522	$933,241	$892,292

For the year ended December 31, 2023, gross premiums written increased by $172.3 million, or 18.5%, from $933.2 million for the year ended December 31, 2022 to $1.1 billion for the year ended December 31, 2023, primarily driven by growth and improved pricing across specialty insurance classes of business, with additional contributions from growth in casualty insurance and specialty reinsurance classes and hardening rates on property insurance classes.

For the year ended December 31, 2022, gross premiums written increased by $40.9 million, or 4.6%, from $892.3 million for the year ended November 30, 2021 to $933.2 million for the year ended December 31, 2022, primarily driven by growth and improved pricing across most casualty and specialty insurance classes of business. This was partially offset by decreases in property reinsurance classes of business as a result of strategic withdrawals.

Net Premiums Earned

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Property	$104,789	$111,134	$141,872
Casualty	269,921	248,588	175,230
Specialty	328,798	263,325	240,037
Total	$703,508	$623,047	$557,139

For the year ended December 31, 2023, net premiums earned increased by $80.5 million, or 12.9%, from $623.0 million for the year ended December 31, 2022 to $703.5 million for the year ended December 31, 2023, reflecting growth in our specialty insurance business, primarily as the result of increases in political risks and political violence from our war and terror product, as well as growth in marine and personal accident lines, and growth in our casualty insurance business, including professional lines.

For the year ended December 31, 2022, net premiums earned increased by $65.9 million, or 11.8%, from $557.1 million for the year ended November 30, 2021 to $623.0 million for the year ended December 31, 2022, reflecting growth in net premiums written on our casualty business, particularly for environmental and cyber books of business. We also saw growth in our specialty business driven by growth in fine art & specie and marine & energy books. This was partially offset by a decrease in our property reinsurance classes of business as a result of strategic withdrawals.

Third Party Fee Income

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Third party fee income	$9,685	$11,430	$20,672

Fee income of $9.7 million for the year ended December 31, 2023 decreased by $1.7 million, or 15.3%, compared to $11.4 million for the year ended December 31, 2022. The decrease was primarily driven by a reduction in the number of third party syndicates under management and the discontinuation of certain consortium arrangements.

Fee income of $11.4 million for the year ended December 31, 2022 decreased by $9.2 million, or 44.7%, compared to $20.7 million for the year ended November 30, 2021. The decrease was primarily comprised of $3.7 million related to a reduction in the number of third party syndicates under management, $1.4 million related to a decrease in consortium fees and an aggregate decrease of $4.7 million in one-off or discontinued fees relating to projects with a finite term.

Losses and Loss Adjustment Expenses

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2023
Attritional losses	$373,949	53.2%	$(24,415)	(3.5)%	$349,534	49.7%
Catastrophe losses	10,686	1.5%	1,917	0.3%	$12,603	1.8%
Total	$384,635	54.7%	$(22,498)	(3.2)%	$362,137	51.5%

December 31, 2022
Attritional losses	$317,199	50.9%	$(29,800)	(4.8)%	$287,399	46.1%
Catastrophe losses	45,118	7.2%	2,967	0.5%	48,085	7.7%
Total	$362,317	58.1%	$(26,833)	(4.3)%	$335,484	53.8%

November 30, 2021
Attritional losses	$280,922	50.4%	$674	0.1%	$281,596	50.5%
Catastrophe losses	59,337	10.7%	11,926	2.1%	71,263	12.8%
Total	$340,259	61.1%	$12,600	2.2%	$352,859	63.3%

Year Ended December 31, 2023 versus Year Ended December 31, 2022

The loss ratio for the year ended December 31, 2023 was 51.5%, compared to 53.8% for the year ended December 31, 2022, a decrease of 2.3 percentage points. The decrease was primarily driven by a lower level of catastrophe losses in the current year.

The attritional loss ratio - current year for the year ended December 31, 2023 was 53.2% compared to 50.9% for the year ended December 31, 2022, an increase of 2.3 percentage points. The increase in the current year attritional loss ratio primarily arose from three specific large losses in our specialty classes compared to fewer comparable events in the prior year.

The attritional loss ratio - prior year for the year ended December 31, 2023 was a favorable 3.5% compared to a favorable 4.8% for the year ended December 31, 2022, an increase of 1.3 percentage points. We experienced favorable prior year development for the year ended December 31, 2023 of $24.4 million, primarily driven by property and specialty lines. This compared to favorable prior year development for the year ended December 31, 2022 of $29.8 million across most classes of business. In addition, casualty business protected by the LPT benefited from $4.2 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $0.8 million, for a total net positive earnings impact of $5.0 million. See Note 8, Reinsurance, for further discussion of the LPT.

Catastrophe losses - current year and prior year of $12.6 million for the year ended December 31, 2023 were driven by the Vermont floods ($4.5 million), Hurricane Idalia ($2.9 million), Hawaii wildfires ($2.8 million), and other wind events ($0.5 million), in addition to unfavorable prior year development of $1.9 million. Catastrophe losses - current year and prior year of $48.1 million for the year ended December 31, 2022 were primarily driven by the Ukraine conflict ($22.5 million), Hurricane Ian ($15.3 million), the KwaZulu-Natal floods ($4.6 million), and the Australian East Coast floods ($2.7 million), in addition to unfavorable prior year development of $3.0 million.

Year Ended December 31, 2022 versus Year Ended November 30, 2021

The loss ratio for the year ended December 31, 2022 was 53.8%, compared to 63.3% for the year ended November 30, 2021, a decrease of 9.5 percentage points. The decrease was driven by favorable prior year development on attritional losses and a lower level of catastrophe losses.

The attritional loss ratio - current year for the year ended December 31, 2022 was 50.9% compared to 50.4% for the year ended November 30, 2021, an increase of 0.5 percentage points. The modest increase in the current year attritional loss ratio primarily arose from changes in business mix.

The attritional loss ratio - prior year for the year ended December 31, 2022 was a favorable 4.8% compared to an unfavorable 0.1% for the year ended November 30, 2021, a decrease of 4.9 percentage points. We experienced favorable prior year development for the year ended December 31, 2022 of $29.8 million across most classes of business. In addition, casualty business protected by the LPT benefited from favorable development of $5.1 million and $1.9 million in amortization of the associated deferred gain, for a total net positive earnings impact of $7.0 million. This compared to unfavorable prior year development for the year ended November 30, 2021 of $0.7 million, primarily driven by casualty business protected by the LPT, which experienced unfavorable development of $32.6 million, partially offset by $18.0 million in amortization of the associated deferred gain (for a total net negative earnings impact of $14.6 million) and favorable prior year development on the remainder of the book of business. See Note 8, Reinsurance, in our audited consolidated financial statements for further discussion of the LPT.

Catastrophe losses - current year and prior year of $48.1 million for the year ended December 31, 2022 were primarily driven by the Ukraine conflict ($22.5 million), Hurricane Ian ($15.3 million), the KwaZulu-Natal floods ($4.6 million), and the Australian East Coast floods ($2.7 million), in addition to unfavorable prior year development of $3.0 million. Catastrophe losses - current year and prior year development of $71.3 million for the year ended November 30, 2021 were primarily driven by Hurricane Ida ($32.3 million), Winter Storm Uri ($13.5 million), COVID-19 ($7.1 million), and the Bernd European Floods ($6.4 million), in addition to unfavorable prior year development of $11.9 million.

Acquisition Costs

($ in thousands)	For the Years Ended
	Acquisition Costs			% of Net Premiums Earned
	December 31, 2023	December 31, 2022	November 30, 2021	December 31, 2023	December 31, 2022	November 30, 2021	'23 vs '22 point r	'22 vs '21 point r
Property	$34,968	$39,606	$48,697	33.4%	35.6%	34.3%	(2.2)	1.3
Casualty	49,994	53,768	43,084	18.5%	21.6%	24.6%	(3.1)	(3.0)
Specialty	101,736	77,197	63,188	30.9%	29.3%	26.3%	1.6	3.0
Total	$186,698	$170,571	$154,969	26.5%	27.4%	27.8%	(0.9)	(0.4)

For the year ended December 31, 2023, the acquisition cost ratio was 26.5%, compared to 27.4% for the year ended December 31, 2022, a decrease of 0.9 percentage points. The decrease was primarily driven by higher volumes of business written in casualty insurance and property insurance lines that benefit from favorable overriding commission offset or lower acquisition costs, and other changes in the business mix.

For the year ended December 31, 2022, the acquisition cost ratio was 27.4% compared to 27.8% for the year ended November 30, 2021, a decrease of 0.4 percentage points. The modest decrease was primarily driven by changes in the mix of business.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Other underwriting expenses	$127,402	$108,239	$112,055
Other underwriting expense ratio	16.7%	15.5%	16.4%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $127.4 million for the year ended December 31, 2023, an increase of $19.2 million, or 17.7%, compared to $108.2 million for the year ended December 31, 2022. The increase was primarily driven by increases in headcount as we built out underwriting teams supporting the corresponding increase in premium volume and certain variable performance based compensation costs.

Other underwriting expenses were $108.2 million for the year ended December 31, 2022, a decrease of $3.8 million, or 3.4%, compared to $112.1 million for the year ended November 30, 2021. The decrease was primarily driven by a reduction in professional service fees and technology costs related to systems implementation and integration, as consulting fees declined with the completion of various projects.

The other underwriting expense ratios for the years ended December 31, 2023 and 2022, and the year ended November 30, 2021, remained stable over the same period at 16.7%, 15.5% and 16.4% respectively, as a result of the growth in our premium base.

Bermuda Segment

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Gross premiums written	$845,516	$713,432	$554,259
Net premiums written	$710,039	$586,091	$444,612
Net premiums earned	$615,025	$520,667	$385,410
Third party fee income	8,549	201	350

Claims and Expenses
Losses and loss adjustment expenses	352,466	422,849	287,701
Acquisition costs	122,450	100,618	74,244
Other underwriting expenses	55,763	49,301	37,767
Underwriting income (loss)	$92,895	$(51,900)	$(13,952)

Attritional losses - current year	$314,195	$275,477	$200,370
Attritional losses - prior year development	13,972	26,584	(8,800)
Catastrophe losses - current year	31,390	141,142	88,152
Catastrophe losses - prior year development	(7,091)	(20,354)	7,979
Losses and loss adjustment expenses	$352,466	$422,849	$287,701

Attritional loss ratio - current year	51.1%	52.9%	52.0%
Attritional loss ratio - prior year development	2.3%	5.1%	(2.3)%
Catastrophe loss ratio - current year	5.1%	27.1%	22.8%
Catastrophe loss ratio - prior year development	(1.2)%	(3.9)%	2.1%
Losses and loss adjustment expense ratio	57.3%	81.2%	74.6%
Acquisition cost ratio	19.9%	19.3%	19.3%
Other underwriting expense ratio	7.7%	9.4%	9.7%
Combined ratio	84.9%	109.9%	103.6%

Gross Premiums Written

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Property	$318,297	$309,051	$281,795
Casualty	402,731	262,795	154,927
Specialty	124,488	141,586	117,537
Total	$845,516	$713,432	$554,259

For the year ended December 31, 2023, gross premiums written increased by $132.1 million, or 18.5%, from $713.4 million for the year ended December 31, 2022 to $845.5 million for the year ended December 31, 2023. The increase was driven by new business, volume growth and rate increases in casualty reinsurance and property insurance classes of business, partially offset by non-recurring specialty reinsurance reinstatement premiums recorded in the prior year and the strategic decision to exit certain property reinsurance business.

For the year ended December 31, 2022, gross premiums written increased by $159.2 million or 28.7% from $554.3 million for the year ended November 30, 2021 to $713.4 million for the year ended December 31, 2022. The increase was primarily driven by volume growth and rate increases in casualty reinsurance classes of business.

Net Premiums Earned

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Property	$220,659	$233,426	$196,258
Casualty	290,035	175,647	95,271
Specialty	104,331	111,594	93,881
Total	$615,025	$520,667	$385,410

For the year ended December 31, 2023, net premiums earned increased by $94.4 million, or 18.1% from $520.7 million for the year ended December 31, 2022 to $615.0 million for the year ended December 31, 2023, reflecting growth in net premiums written in our casualty reinsurance classes, driven by continued growth across the majority of our casualty reinsurance classes, primarily general liability and professional liability. This was partially offset by strategic withdrawals from certain property reinsurance classes of business and non-recurring reinstatement premiums recorded in the prior year.

For the year ended December 31, 2022, net premiums earned increased by $135.3 million, or 35.1%, from $385.4 million for the year ended November 30, 2021 to $520.7 million for the year ended December 31, 2022, reflecting increases in casualty reinsurance classes of business including professional liability, general liability and umbrella & excess casualty. We also saw additional business and a hardening market in our property classes.

Third Party Fee Income

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Third party fee income (expense)	$8,549	$201	$350

Fee income of $8.5 million for the year ended December 31, 2023 increased by $8.3 million, compared to $0.2 million for the year ended December 31, 2022 and $0.4 million for the year ended November 30, 2021. The current year increase was primarily driven by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Losses and Loss Adjustment Expenses

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2023
Attritional losses	$314,195	51.1%	$13,972	2.3%	$328,167	53.4%
Catastrophe losses	31,390	5.1%	(7,091)	(1.2)%	24,299	3.9%
Total	$345,585	56.2%	$6,881	1.1%	$352,466	57.3%

December 31, 2022
Attritional losses	$275,477	52.9%	$26,584	5.1%	$302,061	58.0%
Catastrophe losses	141,142	27.1%	(20,354)	(3.9)%	120,788	23.2%
Total	$416,619	80.0%	$6,230	1.2%	$422,849	81.2%

November 30, 2021
Attritional losses	$200,370	52.0%	$(8,800)	(2.3)%	$191,570	49.7%
Catastrophe losses	88,152	22.8%	7,979	2.1%	96,131	24.9%
Total	$288,522	74.8%	$(821)	(0.2)%	$287,701	74.6%

Year Ended December 31, 2023 versus Year Ended December 31, 2022

The loss ratio for the year ended December 31, 2023 was 57.3%, compared to 81.2% for the year ended December 31, 2022, a decrease of 23.9 percentage points. The decrease was primarily driven by a lower level of catastrophe losses in the current year.

The attritional loss ratio - current year for the year ended December 31, 2023 was 51.1% compared to 52.9% for the year ended December 31, 2022, a decrease of 1.8 percentage points. The decrease in the current year attritional loss ratio was primarily driven by a generally lower level of current year attritional losses, partially offset by certain specific losses affecting casualty and property insurance and casualty and specialty reinsurance lines.

The attritional loss ratio - prior year for the year ended December 31, 2023 was an unfavorable 2.3% compared to an unfavorable 5.1% for the year ended December 31, 2022, a decrease of 2.8 percentage points. We experienced unfavorable prior year development for the year ended December 31, 2023 of $14.0 million, primarily driven by unfavorable prior year reserve development in property and casualty classes of business, partially offset by favorable development in specialty classes of business. This compared to unfavorable attritional loss prior year development for the year ended December 31, 2022 of $26.6 million, primarily driven by unfavorable prior year reserve development across discontinued casualty classes of business.

Catastrophe losses - current year and prior year of $24.3 million for the year ended December 31, 2023 were primarily driven by wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($11.0 million), the Hawaii wildfires ($9.2 million), severe convective storms in June 2023 ($7.1 million), Hurricane Idalia ($3.6 million) and various flood events ($0.5 million), partially offset by favorable prior year development of $7.1 million. Catastrophe losses - current year and prior year of $120.8 million for the year ended December 31, 2022 were primarily driven by Hurricane Ian ($62.2 million), the Ukraine conflict ($57.1 million), Australian East Coast floods ($13.9 million), Typhoon Nanmadol ($4.3 million) and KwaZulu-Natal floods ($3.7 million), partially offset by favorable prior year development of $20.4 million.

Year Ended December 31, 2022 versus Year Ended November 30, 2021

The loss ratio for the year ended December 31, 2022 was 81.2%, compared to 74.6% for the year ended November 30, 2021, an increase of 6.6 percentage points. The increase was primarily driven by unfavorable attritional prior year development on discontinued classes of business.

The attritional loss ratio - current year for the year ended December 31, 2022 was 52.9% compared to 52.0% for the year ended November 30, 2021, an increase of 0.9 percentage points. The modest increase in the current year attritional loss ratio primarily arose from a greater relative volume of casualty business, which has a relatively higher attritional loss ratio but lower volatility, compared to other classes of business.

The attritional loss ratio - prior year for the year ended December 31, 2022 was an unfavorable 5.1% compared to a favorable 2.3% for the year ended November 30, 2021, an increase of 7.4 percentage points. We experienced unfavorable prior year development for the year ended December 31, 2022 of $26.6 million, primarily driven by unfavorable prior year reserve development across discontinued casualty classes of business. This compared to favorable prior year attritional loss development for the year ended November 30, 2021 of $8.8 million, primarily driven by favorable prior year reserve development in specialty and property classes of business.

Catastrophe losses - current year and prior year of $120.8 million for the year ended December 31, 2022 were primarily driven by Hurricane Ian ($62.2 million), the Ukraine conflict ($57.1 million), Australian East Coast floods ($13.9 million), Typhoon Nanmadol ($4.3 million) and KwaZulu-Natal floods ($3.7 million), partially offset by favorable prior year development of $20.4 million. Catastrophe losses - current year and prior year of $96.1 million for the year ended November 30, 2021 were driven by Hurricane Ida ($35.6 million), the Bernd European floods ($31.7 million), and Winter Storm Uri ($20.9 million), in addition to unfavorable prior year development of $8.0 million.

Acquisition Costs

($ in thousands)	For the Years Ended
	Acquisition Costs			% of Net Premiums Earned
	December 31, 2023	December 31, 2022	November 30, 2021	December 31, 2023	December 31, 2022	November 30, 2021	'23 vs '22 point r	'22 vs '21 point r
Property	$26,947	$36,686	$28,303	12.2%	15.7%	14.4%	(3.5)	1.3
Casualty	68,615	35,643	11,431	23.7%	20.3%	12.0%	3.4	8.3
Specialty	26,888	28,289	34,510	25.8%	25.3%	36.8%	0.5	(11.5)
Total	$122,450	$100,618	$74,244	19.9%	19.3%	19.3%	0.6	—

For the year ended December 31, 2023, the acquisition cost ratio increased to 19.9%, compared to 19.3% for the year ended December 31, 2022, reflecting the impact of higher reinstatement premiums earned by specialty reinsurance lines in the prior period and a change in business mix in casualty insurance and reinsurance lines.

For the year ended December 31, 2022, the acquisition cost ratio remained flat at 19.3% compared to 19.3% for the year ended November 30, 2021, reflecting offsetting factors, such as a change in the mix of business and the impact of reinstatement premiums.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Other underwriting expenses	$55,763	$49,301	$37,767
Other underwriting expense ratio	7.7%	9.4%	9.7%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $55.8 million for the year ended December 31, 2023, an increase of $6.5 million, or 13.1%, compared to $49.3 million for the year ended December 31, 2022. The increase was primarily driven by increases in certain variable performance based compensation costs.

Other underwriting expenses were $49.3 million for the year ended December 31, 2022, an increase of $11.5 million, or 30.5%, compared to $37.8 million for the year ended November 30, 2021, primarily as a result of additional headcount supporting the increase in premium volume driven by our expansion into new classes of business.

The other underwriting expense ratios for the years ended December 31, 2023, December 31, 2022 and November 30, 2021 decreased over the same period at 7.7%, 9.4% and 9.7% as a result of the growth in premium base and our continued focus on expense management.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$143,655	$145,238	$327,028
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	96,200	(80,368)	(18,052)
	$239,855	$64,870	$308,976

Net income (loss) attributable to non-controlling interest - TSHF	$21,560	$68,064	$61,660
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $143.7 million, $145.2 million and $327.0 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, net of non-controlling interest, returned income of $122.1 million, $77.2 million and $265.4 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. This includes the fund's returns, net of investment management fees as well as performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in “Net income attributable to non-controlling interests” in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 7.6%, 4.6% and 17.7% for each of the years ended December 31, 2023 and 2022, and November 30, 2021, respectively.

For the year ended December 31, 2023, TS Hamilton Fund generated positive returns in single name equities trading in STV and ESTV, partially offset by losses in macroeconomic trading in FTV. In single name equities trading, STV and ESTV both made positive contributions. Within ESTV, trading was most profitable in Europe, followed by East Asia and Pan-America, while China experienced losses. Within FTV, losses were driven by commodities, fixed income, and equities, partially offset by gains in currencies and credit.

For the year ended December 31, 2022, TS Hamilton Fund generated positive returns in single name equities trading in STV, partially offset by losses in macroeconomic trading in FTV. Gains were led by U.S. single name equities in STV, followed by non-U.S. equities in ESTV. In macroeconomic activities, FTV generated positive results in equities trading, partially offset by losses from fixed income trading, commodities trading, and currencies trading.

For the year ended November 30, 2021, TS Hamilton Fund generated positive returns in each of the three underlying Two Sigma Funds. Gains were led by trading in FTV, followed by U.S. single name equities in STV, and then non-U.S. equities in ESTV. In FTV, positive returns were generated in commodities and equities trading, partially offset by losses in currencies and fixed income.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $96.2 million, and a loss of $80.4 million and $18.1 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. This is primarily comprised of returns on our fixed maturity securities trading portfolio.

During the year ended December 31, 2023, the fixed maturity securities trading portfolio produced positive returns as the rate of rising interest rates slowed and reinvested funds generated higher yields. During the year ended December 31, 2022, the negative mark-to-market impact of rising interest rates and other macroeconomic factors offset investment yield, giving rise to non-credit related net investment losses. During the year ended November 30, 2021, the fixed maturity securities trading portfolio also experienced net losses due to the negative mark-to-market impact of rising interest rates. The year ended November 30, 2021 was also negatively impacted by a loss on equity method investment of $7.3 million, related to our interest in Attune, recorded under the equity method of accounting, prior to its sale on September 20, 2021.

Net Gain on Sale of Equity Method Investment

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Net gain on sale of equity method investment	$211	$6,991	$54,557

On September 20, 2021, a purchaser acquired Attune, a joint venture in which the Company had a one-third interest. Proceeds of sale were settled on closing and the net gain on sale of equity method investment of $54.6 million was recorded in the statement of operations for year ended November 30, 2021. In the years ended December 31, 2023 and 2022, escrow funds of $0.2 million and $7.0 million, respectively, were received and recorded in the statement of operations, recognizing an incremental net gain on sale of equity method investment relating to the same transaction.

Other Income (Loss)

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Other income (loss), excluding third party fee income	$397	$(315)	$(11)

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period.

Net Foreign Exchange Gains (Losses)

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Net foreign exchange gains (losses)	$(6,185)	$6,137	$6,442

Our functional currency is the U.S. dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $6.2 million for the year ended December 31, 2023 primarily arose from the weakening of the U.S. dollar against the British pound, Euro and Yen. Foreign exchange gains of $6.1 million and $6.4 million for the years ended December 31, 2022 and November 30, 2021, respectively, primarily arose from the strengthening of the U.S. dollar against the same currencies.

Corporate Expenses

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Corporate expenses	$76,691	$20,142	$22,472

Corporate expenses are general and administrative costs incurred outside of our reportable segments. We may periodically reassess allocations between corporate and other underwriting expenses to better reflect the nature of the underlying expense.

Corporate expenses for the years ended December 31, 2023 and 2022, and November 30, 2021, were $76.7 million, $20.1 million and $22.5 million, respectively, and typically consist of certain executive and Board compensation costs and professional fees.

Corporate expenses for the year ended December 31, 2023 increased by $56.5 million over the prior year, primarily driven by $30.4 million of share based compensation expense related to the Value Appreciation Pool ("VAP"). An additional $4.2 million of expense was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023, for a total year to date VAP expense of $34.5 million at December 31, 2023. The remainder of the increase was primarily driven by certain variable performance based compensation costs.

Impairment of Goodwill

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Impairment of goodwill	$—	$24,082	$936

In the years ended December 31, 2023 and 2022, and November 30, 2021, the Company recorded impairment charges of $Nil, $24.1 million and $0.9 million, respectively, primarily arising from the annual goodwill impairment assessment. As of December 31, 2023 and 2022, there was $Nil goodwill recorded on the balance sheet.

Amortization of Intangible Assets

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Amortization of intangible assets	$10,783	$12,832	$13,431

Amortization of intangible assets of $10.8 million, $12.8 million and $13.4 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense decreased as there have been no subsequent additions to acquired assets and the shorter-lived assets become fully amortized.

Interest Expense

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Interest expense	$21,434	$15,741	$14,897

Interest expense of $21.4 million, $15.7 million and $14.9 million for the years ended December 31, 2023 and 2022, and November 30, 2021, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The increase in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate (“SOFR”), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Income tax expense (benefit)	$(25,066)	$3,104	$12,365

The Company's subsidiaries and branches operate in jurisdictions that are subject to tax, specifically, the United Kingdom, Ireland and the United States. Our effective income tax rate may therefore fluctuate significantly, depending on the relative contribution of each jurisdiction to pre-tax income or loss within the Company in any given period.

Hamilton Group and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda in 2023 and prior. On December 27, 2023, Bermuda enacted a 15% corporate income tax that will generally become effective on January 1, 2025. The legislation defers the effective tax date until 2030 for Bermuda companies that meet certain requirements. The Company expects to meet those requirements to remain exempt until 2030. The legislation included a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime with respect to which the Company has recorded a deferred tax asset.

The tax benefit of $25.1 million for the year ended December 31, 2023 is driven by the economic transition adjustment, with respect to which the Company has recorded a deferred tax asset in the fourth quarter of 2023 of $35.1 million, partially offset by withholding taxes on investment income from the TS Hamilton Fund. Tax expense of $3.1 million and $12.4 million for the years ended December 31, 2022, and November 30, 2021, respectively, primarily relates to withholding taxes on investment income from the TS Hamilton Fund.

Change in Financial Year - Stub Period Results

The following is a comparison of selected data for our consolidated results of operations for the one month periods ended December 31, 2021 and 2020 and book value per share and balance sheet data as at December 31, 2021 and 2020.

	For the One Month Ended
($ in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Gross premiums written	$121,813	$88,521
Net premiums written	$97,921	$74,126
Net premiums earned	$98,631	$67,498
Third party fee income	1,349	1,849

Claims and Expenses
Losses and loss adjustment expenses	56,650	44,925
Acquisition costs	23,992	17,534
Other underwriting expenses	13,857	12,107
Underwriting income (loss)	$5,481	$(5,219)

Net realized and unrealized gains (losses) on investments	(33,526)	91,813
Net investment income (loss)	(3,222)	(4,570)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$(36,748)	$87,243

Net income (loss)	(35,890)	78,616
Net income (loss) attributable to non-controlling interest	(3)	15,195
Net income (loss) attributable to common shareholders	$(35,887)	$63,421
Diluted income (loss) per share attributable to common shareholders	$(0.35)	$0.61

Key Ratios
Attritional loss ratio - current year	48.0%	42.5%
Attritional loss ratio - prior year development	—%	—%
Catastrophe loss ratio - current year	9.4%	—%
Catastrophe loss ratio - prior year development	—%	24.0%
Loss and loss adjustment expense ratio	57.4%	66.5%
Acquisition cost ratio	24.3%	26.0%
Other underwriting expense ratio	12.7%	15.2%
Combined ratio	94.4%	107.7%
Return on average common shareholders' equity	(2.0)%	3.9%

	As at
Book Value	December 31, 2021	December 31, 2020
Tangible book value per common share	$15.95	$15.11
Book value per common share	$17.09	$16.23

Balance Sheet Data
Total assets	$5,442,674	$4,858,096
Total shareholders' equity	$1,752,601	$1,660,949

The following significant items impacted the consolidated results of operations for the one month periods ended December 31, 2021 and 2020:

Gross premiums written Gross premiums written were $121.8 million and $88.5 million for the one month ended December 31, 2021 and 2020, respectively. The increase in gross premiums written was primarily driven by expansion into additional classes, increased participation on existing business and rate increases across multiple classes of business.

Underwriting results The combined ratio was 94.4% and 107.7% for the one month ended December 31, 2021 and December 31, 2020, respectively. The decrease was primarily driven by a lower level of catastrophe losses and a decrease in our other underwriting expense ratio.

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2021
Attritional losses	$47,327	48.0%	$—	—%	$47,327	48.0%
Catastrophe losses	9,323	9.4%	—	—%	9,323	9.4%
Total	$56,650	57.4%	$—	—%	$56,650	57.4%

December 31, 2020
Attritional losses	$28,698	42.5%	$—	—%	$28,698	42.5%
Catastrophe losses	—	—%	16,227	24.0%	16,227	24.0%
Total	$28,698	42.5%	$16,227	24.0%	$44,925	66.5%

The loss ratio for the month ended December 31, 2021 was 57.4%, compared to 66.5% for the month ended December 31, 2020, a decrease of 9.1 percentage points. The decrease was primarily driven by a lower level of catastrophe losses, partially offset by a higher level of current year attritional losses.

Catastrophe losses - current year and prior year of $9.3 million for the month ended December 31, 2021 were primarily driven by windstorm event PCS 2176 ($7.9 million) and COVID-19 ($1.5 million). Catastrophe losses - current year and prior year of $16.2 million for the month ended December 31, 2020 were primarily driven by Hurricanes Laura, Sally and Zeta ($16.0 million).

Total net realized and unrealized gains (losses) on investments and net investment income (loss) consisted of a loss of $36.7 million and income of $87.2 million for the one month ended December 31, 2021 and 2020, respectively.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of (2.1%) and 4.3% for the one month ended December 31, 2021 and 2020, respectively.

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

	As at
($ in thousands, except for share and per share amounts)	December 31, 2023	December 31, 2022
Closing common shareholders' equity	2,047,850	1,664,183
Closing common shares outstanding	110,225,103	103,087,859
Book value per common share	$18.58	$16.14

Book value per common share was $18.58 at December 31, 2023, a $2.44 or 15.1% increase from the Company’s book value per common share of $16.14 at December 31, 2022. The increase in book value per common share was primarily driven by the Company’s net income attributable to common shareholders.

Tangible Book Value per Common Share

Management believes that tangible book value is an indicator of value provided to common shareholders and aligns the company’s and most investors’ long term objectives. We calculate tangible book value per common share as total common shareholders’ equity less intangible assets, divided by the total number of common shares outstanding at the point in time.

	As at
($ in thousands, except for share and per share amounts)	December 31, 2023	December 31, 2022
Closing common shareholders' equity	2,047,850	1,664,183
Intangible assets	90,996	86,958
Closing common shareholders' equity, less intangible assets	1,956,854	1,577,225

Closing common shares outstanding	110,225,103	103,087,859
Tangible book value per common share	$17.75	$15.30

Tangible book value per common share was $17.75 at December 31, 2023, a $2.45 or 16.0% increase from the Company’s tangible book value per common share of $15.30 at December 31, 2022. The increase in tangible book value per common share was primarily driven by the Company’s net income attributable to common shareholders.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Net income (loss) attributable to common shareholders	258,727	(97,999)	188,179
Average common shareholders' equity for the period	1,856,017	1,708,392	1,692,098
Return on average common shareholders' equity	13.9%	(5.7)%	11.1%

ROACE was 13.9% for the year ended December 31, 2023, compared to (5.7)% and 11.1% for the years ended December 31, 2022 and November 30, 2021, respectively. ROACE for the year ended December 31, 2023 was primarily driven by the Company's net income attributable to common shareholders. The change in ROACE for the years ended December 31, 2022 and November 30, 2021 was primarily driven by the Company's net income or loss attributable to common shareholders in the period.

Non-GAAP Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate its performance. Some of the measurements are considered non-GAAP financial measures under SEC rules and regulations. In this Form 10-K, we present underwriting income (loss), a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Where appropriate, reconciliations of our non-GAAP measures to the most comparable GAAP figures are included below.

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

The following table reconciles underwriting income (loss) to net income (loss), the most comparable GAAP financial measure:

	For the Years Ended
	December 31,		November 30,
($ in thousands)	2023	2022	2021
Underwriting income (loss)	$129,851	$(31,717)	$(56,024)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	239,855	64,870	308,976
Net gain on sale of equity method investment	211	6,991	54,557
Other income (loss), excluding third party fee income	397	(315)	(11)
Net foreign exchange gains (losses)	(6,185)	6,137	6,442
Corporate expenses	(76,691)	(20,142)	(22,472)
Impairment of goodwill	—	(24,082)	(936)
Amortization of intangible assets	(10,783)	(12,832)	(13,431)
Interest expense	(21,434)	(15,741)	(14,897)
Income tax (expense) benefit	25,066	(3,104)	(12,365)
Net income (loss), prior to non-controlling interest	$280,287	$(29,935)	$249,839

Third Party Fee Income

Third party fee income includes income that is incremental and/or directly attributable to our underwriting operations. It is primarily comprised of fees earned by the International segment for management services provided to third party syndicates and consortia and by the Bermuda segment for performance based management fees generated by our third party capital manager, Ada Capital Management Limited. We believe that this measure is a relevant component of our underwriting income (loss).

The table below reconciles third party fee income to other income, the most comparable GAAP financial measure:

	For the Years Ended
	December 31,		November 30,
($ in thousands)	2023	2022	2021
Third party fee income	$18,234	$11,631	$21,022
Other income (loss), excluding third party fee income	397	(315)	(11)
Other income (loss)	$18,631	$11,316	$21,011

Other Underwriting Expenses

Other underwriting expenses include those general and administrative expenses that are incremental and/or directly attributable to our underwriting operations. While this measure is presented in Note 10, Segment Reporting, it is considered a non-GAAP financial measure when presented elsewhere.

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most comparable GAAP financial measure:

	For the Years Ended
	December 31,		November 30,
($ in thousands)	2023	2022	2021
Other underwriting expenses	$183,165	$157,540	$149,822
Corporate expenses	76,691	20,142	22,472
General and administrative expenses	$259,856	$177,682	$172,294

Other Underwriting Expense Ratio

Other Underwriting Expense Ratio is a measure of the other underwriting expenses (net of third party fee income) incurred by the Company and is expressed as a percentage of net premiums earned.

Loss Ratio

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Investment Philosophy

The Company maintains two segregated investment portfolios: a fixed maturity and short-term investments trading portfolio and an investment in TS Hamilton Fund.

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

The Company also invests in the TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or
(ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the “Minimum Commitment Amount”, for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2026. The Commitment Period consists of a three-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Two Sigma is an SEC registered investment adviser specializing in quantitative analysis. The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At December 31, 2023 and 2022, total cash and investments was $4.0 billion and $3.5 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the “TS Hamilton Fund” discussion.

	As at
($ in thousands)	December 31, 2023		December 31, 2022
Fixed maturity investments, at fair value	$1,831,268	46%	$1,259,476	36%
Short-term investments, at fair value	428,878	11%	286,111	8%
	2,260,146	57%	1,545,587	44%
Investments in Two Sigma Funds, at fair value	851,470	21%	740,736	21%
Total investments	3,111,616	78%	2,286,323	65%
Cash and cash equivalents	794,509	20%	1,076,420	31%
Restricted cash and cash equivalents	106,351	2%	130,783	4%
Total cash	900,860	22%	1,207,203	35%
Total cash & investments	$4,012,476	100%	$3,493,526	100%

Total cash and investments increased from $3.5 billion at December 31, 2022 to $4.0 billion at December 31, 2023. The increase was primarily driven by increases in both the fixed maturity investments as we deployed more cash into the fixed maturity portfolio to take advantage of higher interest rates, and in the TS Hamilton Fund, primarily due to positive investment returns for the year ended December 31, 2023. The TS Hamilton Fund represents $1.8 billion of the total cash and investments at both December 31, 2023 and 2022.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity portfolio and short-term investments at December 31, 2023 and 2022 are as follows:

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

	2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$498,841	$99	$(27,089)	$471,851
U.S. states, territories and municipalities	4,741	—	(434)	4,307
Non-U.S. sovereign governments and supranationals	14,191	363	(1,602)	12,952
Corporate	690,900	363	(43,786)	647,477
Residential mortgage-backed securities - Agency	111,234	—	(14,824)	96,410
Residential mortgage-backed securities - Non-agency	5,147	—	(772)	4,375
Commercial mortgage-backed securities - Agency	—	—	—	—
Commercial mortgage-backed securities - Non-agency	10,283	—	(1,064)	9,219
Other asset-backed securities	13,347	1	(463)	12,885
Total fixed maturities	1,348,684	826	(90,034)	1,259,476
Short-term investments	285,130	986	(5)	286,111
Total	$1,633,814	$1,812	$(90,039)	$1,545,587

The fair value of the Company’s fixed maturity portfolio and short-term investments increased from $1.5 billion at December 31, 2022 to $2.3 billion at December 31, 2023. The increase was driven by an increase in our fixed maturity portfolio as we continued to deploy excess cash into the fixed maturity portfolio to take advantage of higher interest rates.

$428.9 million and $264.1 million of the short-term investments balance at December 31, 2023 and 2022, respectively, is held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See discussion below for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type at December 31, 2023 and 2022 were as follows:

	2023			2022
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$708,250	31%	Aaa	$471,851	30%	Aaa
U.S. states, territories and municipalities	4,370	—%	Aa2	4,307	—%	Aa2
Non-U.S. sovereign governments and supranationals	56,246	2%	Aa2	12,952	1%	Aa1
Corporate	863,876	39%	A3	647,477	42%	A2
Residential mortgage-backed securities - Agency	168,513	7%	Aaa	96,410	6%	Aaa
Residential mortgage-backed securities - Non-agency	4,984	—%	Aaa	4,375	—%	Aaa
Commercial mortgage-backed securities - Non-agency	10,423	1%	Aa1	9,219	1%	Aa1
Other asset-backed securities	14,606	1%	Aaa	12,885	1%	Aa3
Total fixed maturities	1,831,268	81%	Aa3	1,259,476	81%	Aa3
Short-term investments	428,878	19%	Aaa	286,111	19%	Aaa
Total fixed maturities and short-term investments	$2,260,146	100%	Aa2	$1,545,587	100%	Aa2

Fixed maturity and short-term investment credit quality summary:
Investment grade		100.0%			100%
Non-investment grade		—%			—%
Total		100.0%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, at December 31, 2023 and 2022 were as follows:

	2023	2022
Average credit quality	Aa3	Aa3
Average yield to maturity	4.5%	4.7%
Expected average duration (in years)	3.3	3.2

At December 31, 2023 and 2022, approximately 100% of the Company’s fixed maturity and short-term investments trading portfolio were rated investment grade (Baa2 or higher) by third party rating services. There were no non-investment grade securities in the fixed maturity and short-term trading portfolio. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, at December 31, 2023 and 2022 was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio decreased modestly to 4.5% at December 31, 2023 from 4.7% at December 31, 2022.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio increased modestly to 3.3 years at December 31, 2023 from 3.2 years at December 31, 2022.

TS Hamilton Fund

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), we seek to achieve absolute dollar denominated returns on a substantial capital base primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At December 31, 2023, the Company owns a 21.1%, 16.2% and 8.8% interest in each of the FTV, STV and ESTV funds, respectively.

TS Hamilton Fund invests in Two Sigma Funds ("Two Sigma Funds"), which are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the net asset value ("NAV") provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheets.

The Company’s investments in Two Sigma Funds at December 31, 2023 and 2022 are as follows:

	2023			2022
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$433,911	$(38,105)	$395,806	$438,625	$(95,213)	$343,412
Two Sigma Spectrum Portfolio, LLC (STV)	193,299	88,228	281,527	171,135	57,982	229,117
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	142,981	31,156	174,137	121,340	46,867	168,207
Total	$770,191	$81,279	$851,470	$731,100	$9,636	$740,736

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $740.7 million at December 31, 2022 to $851.5 million at December 31, 2023 is primarily driven by collateral management within TS Hamilton Fund, along with an overall increase in the TS Hamilton Fund market value due to positive returns. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund at December 31, 2023 and 2022. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2023	2022
Assets
Cash and cash equivalents	$479,255	$800,239
Short-term investments	428,878	264,104
Investments in Two Sigma Funds, at fair value	851,470	740,736
Receivables for investments sold	41,087	—
Interest and dividends receivable	966	2,076
Total assets	1,801,656	1,807,155

Liabilities
Accounts payable and accrued expenses	191	291
Withdrawal payable	6,480	145,738
Payable for investments purchased	62,440	48,095
Total liabilities	69,111	194,124
Total net assets managed by TS Hamilton Fund	$1,732,545	$1,613,031

Total net assets in TS Hamilton Fund were $1.7 billion and $1.6 billion at December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary levels.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At December 31, 2023 and 2022, total unrestricted cash and cash equivalents were $794.5 million and $1.1 billion, respectively, and total restricted cash and cash equivalents were $106.4 million and $130.8 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Insurance Group, Ltd.’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 18, Statutory Requirements in the audited consolidated financial statements for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies.

During the years ended December 31, 2023 and 2022, and the year ended November 30, 2021, Hamilton Insurance Group, Ltd. received $44.0 million, $137.0 million, and $30.0 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $471.6 million at December 31, 2023, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

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

The payment of dividends by operating subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate. In addition, insurance laws require the insurance subsidiaries to maintain certain measures of solvency and liquidity. Management believes that each of the Company’s insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2023. Certain of the subsidiaries and branches are required to file Financial Condition Reports (“FCR”), with their regulators, which provide details on solvency and financial performance. Where required, these FCRs are posted on the Company’s website.

The regulations governing the Company’s principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity and requirements to file FCRs are discussed in Note 18, Statutory Requirements to the Company’s audited consolidated financial statements in this Form 10-K.

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities in the years ended December 31, 2023 and 2022, and November 30, 2021 were as follows:

	For the Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	November 30, 2021
Total cash provided by (used in):
Operating activities	$283,155	$190,927	$226,529
Investing activities	(652,088)	133,102	137,824
Financing activities	59,016	(69,617)	(67,996)
Effect of exchange rate changes on cash	3,574	(11,335)	(1,508)
Net increase (decrease) in cash and cash equivalents	$(306,343)	$243,077	$294,849

Net cash provided by (used in) operating activities was $283.2 million, $190.9 million and $226.5 million in the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(652.1) million, $133.1 million and $137.8 million in the years ended December 31, 2023 and 2022, and November 30, 2021, respectively, primarily driven by the timing of investing activities and the net proceeds of both turnover and new investment in our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $59.0 million, $(69.6) million and $(68.0) million in the years ended December 31, 2023 and 2022, and November 30, 2021, respectively. Net cash inflows for the year ended December 31, 2023 were driven by the proceeds of shares issued in connection with the Company's Initial Public Offering ("IPO"), partially offset by incentive allocations paid to TS Hamilton Fund. Allocations paid to TS Hamilton Fund were the primary drivers of the net financing cash outflows in each of the years ended December 31, 2022 and November 30, 2021.

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

In addition, if necessary, the Company generally has two options related to liquidating a portion of the investment portfolio in the TS Hamilton Fund, subject to Hamilton Re’s minimum investment commitment, which are as follows:

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

The following table summarizes consolidated shareholders' equity:

	As at
(Expressed in thousands of U.S. Dollars)	December 31, 2023	December 31, 2022
Shareholders' equity	2,047,850	1,664,183

The Company’s consolidated shareholders' equity was $2.0 billion at December 31, 2023, an increase of 23.1% compared to $1.7 billion at December 31, 2022. The major factors contributing to the increase in consolidated shareholders' equity during the period ended December 31, 2023 were:

•$258.7 million of net income (loss) and other comprehensive income (loss) attributable to common shareholders for the year ended December 31, 2023;
•$80.6 million of additional paid-in capital related to the net proceeds of shares issued in connection with the Company's fourth-quarter IPO; and
•$44.4 million of additional paid-in capital related to the Company's share based compensation program.

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the renegotiated Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of December 31, 2023, the outstanding loan balance was $150.0 million, the fair value was $151.0 million, the unamortized issuance costs were $0.2 million, and the Company was in compliance with all covenants.

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of $0.1 million or less in each of the years ended December 31, 2023 and 2022, and the year ended November 30, 2021.

Common Shares

The Company’s authorized and issued share capital at December 31, 2023 and 2022 is comprised as follows:

($s in thousands, except share and per share amounts)
Authorized:
Common shares of $0.01 par value each (2023: 150,000,000 and 2022: 135,000,000)
Issued, outstanding and fully paid:	2023	2022
Class A common shares (2023: 28,644,807 and 2022: 30,520,078)	$286	$305
Class B common shares (2023: 56,036,067 and 2022: 42,042,155)	560	420
Class C common shares (2023: 25,544,229 and 2022: 30,525,626)	255	305
Total	$1,101	$1,030

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of the Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and the Bye-laws, a maximum of 14.92% of the total combined voting power). In addition, the Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company or any direct or indirect shareholder or its affiliates.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re Ltd entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments respectively, with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On August 8, 2023, letter of credit capacity under this facility was increased to $200 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter,

Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

On June 23, 2022, the Company and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the “Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to the Company. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025. At December 31, 2023, there were no loan amounts outstanding under this facility.

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

In addition, on October 27, 2023, Hamilton Re amended the $230 million unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The FAL LOC Facility was increased to $230 million for an additional one year term that expires on October 27, 2024. The facility bears a fee of 162.5 basis points on the borrowed amount.

The Company’s obligations under its credit facilities require the Company, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at December 31, 2023.

The Company anticipates renewing its existing credit facilities at their stated expiry dates on materially similar terms to the expiring.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund or the Company's fixed income security portfolio or cash. The Company’s credit facilities at December 31, 2023, and associated securities pledged, were as follows:

($s in thousands)	2023
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	694,681

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$241,711
Pledged interests in fixed income portfolio	229,387
Cash	1,624

Financial Strength Ratings

The Company’s principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies, including A.M. Best and Kroll Bond Rating Agency. These ratings are publicly announced, are available directly from the agencies' websites, and are also published on the Company’s website.

Financial strength ratings represent the independent opinions of the rating agencies as to the relative creditworthiness of a company and its capacity to meet the obligations of its insurance and reinsurance contracts. Independent ratings are one of the important factors that establish a competitive position in insurance and reinsurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based on factors considered by the rating agencies to be relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Ratings are not recommendations to buy, sell or hold securities.

On May 26, 2023, A.M. Best, an internationally recognized agency, affirmed its financial strength rating of “A-” (Excellent) and Long-Term Issuer Credit Ratings of “a-” (Excellent) of Hamilton Re and Hamilton Insurance DAC, each a wholly owned subsidiary of Hamilton. The outlooks on these ratings were changed to "positive" from "stable" on April 22, 2022.

On July 25, 2023, Kroll Bond Rating Agency, an internationally recognized agency, affirmed its insurance financial strength rating of “A” of Hamilton Re and the “BBB+” issuer rating of Hamilton Insurance Group, Ltd. The outlook on these ratings was changed to "positive" from "stable" on July 6, 2022.

On December 13, 2023, S&P Global, an internationally recognized agency, increased its financial strength rating of the Lloyd's market from "A+" to "AA-" with a stable outlook.

Reserve for Claims and Claim Expenses

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in the audited consolidated financial statements and related notes thereto included in this Form 10-K for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2023.

See Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses for a detailed discussion of losses and loss adjustment expenses.

See Note 9, Reserve for Losses and Loss Adjustment Expenses to the audited consolidated financial statements for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Contractual Obligations and Commitments

At December 31, 2023, contractual obligations and commitments by period due were:

	Payment Due by Year
(Expressed in thousands of U.S. Dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt(1)	$150,000	$—	$150,000	$—	$—
Estimated interest payments(1)	27,150	10,980	16,170	—	—
Total debt obligations	177,150	10,980	166,170	—	—
Losses and loss adjustment expenses(2)	3,030,037	981,726	1,007,852	470,324	570,135
Operating lease obligations(3)	7,247	3,078	3,182	987	—
Total	$3,214,434	$995,784	$1,177,204	$471,311	$570,135
(1) Estimated debt payments have been calculated in the above table with reference to the interest rate in effect at December 31, 2023. Refer to Note 11, Debt and Credit Facilities in the audited consolidated financial statements for further details.
(2) Losses and loss adjustment expenses are presented gross of estimated recoveries. The amount and timing of associated cash flows are subject to significant judgement based on the best information currently available and actual settlement may vary significantly from the estimates presented above. Refer to Critical Accounting Estimates, Losses and Loss Adjustment Expenses for further detail.
(3) Refer to Note 16, Commitments and Contingencies for further detail on our lease commitments.

Transactions with Related Parties

The discussion of transactions with related parties is included in Note 17, Related Party Transactions in the Company’s audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Qualitative and Quantitative Disclosures About Market Risk

Overview

We believe the Company’s exposure to market related risk arises primarily from: interest rate risk, credit spread risk, foreign currency risk and inflation.

We performed a sensitivity analysis to estimate the effects that market risk exposures could have on the future earnings, fair values or cash flows at December 31, 2023 and 2022. Although this exercise focuses on identifying risk exposures that only impact the market value of assets, it is important to recognize that these risks are significantly mitigated by the Company’s investment strategy, which is designed to result in an economic valuation of assets and liabilities that is generally offsetting.

The sensitivity analysis performed at December 31, 2023 and 2022 presents hypothetical changes in cash flows, earnings and fair values of market sensitive instruments which were held by the Company on those dates in response to changes in valuation inputs selected by the Company. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain future market conditions occur. Actual future results may differ materially from these projections due to actual developments in the global financial markets that are inconsistent with our current assumptions. The analysis methods used by the Company to assess and mitigate risk should not be considered indicators of future events of losses.

Interest Rate Risk

The fair value of our fixed maturity and short-term investments trading portfolio, excluding TS Hamilton Fund, fluctuates with changes in interest rates. As a result, the Company is exposed to interest rate risk with respect to both our overall net economic asset position, and from an accounting standpoint, as the assets are carried at fair value.

We manage interest rate risk by structuring our fixed maturity and short-term investments portfolio so that the economic impact of a general interest rate shift on the portfolio is comparable to the corresponding impact on the related liabilities. The Company believes that duration matching our financial assets and underwriting liabilities mitigates the overall interest rate risk on an economic basis. While this matching of duration reduces the economic impact of interest rate changes on the Company, changes in interest rates do impact our shareholders’ equity because our liabilities are carried at their nominal value, and are not adjusted for changes in interest rates.

The following tables summarize the aggregate hypothetical increase (decrease) in the fair value of the Company’s fixed maturity and short-term investments trading portfolio from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, and reflecting the use of an immediate time horizon, since this presents the worst-case scenario:

(Expressed in thousands of U.S. Dollars)	Interest Rate Shift in Basis Points
December 31, 2023	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$2,323,482	$2,291,642	$2,260,146	$2,228,959	$2,197,980
Percentage change in fair value	2.8%	1.4%	—%	(1.4)%	(2.8)%
Net increase (decrease) in fair value	$63,336	$31,496	$—	$(31,187)	$(62,166)

(Expressed in thousands of U.S. Dollars)	Interest Rate Shift in Basis Points
December 31, 2022	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$1,589,719	$1,567,448	$1,545,587	$1,524,092	$1,502,992
Percentage change in fair value	2.9%	1.4%	—%	(1.4)%	(2.8)%
Net increase (decrease) in fair value	$44,132	$21,861	$—	$(21,495)	$(42,595)

Credit Spread Risk

The Company considers the impact of credit spread movements on the fair value of our fixed maturity and short-term investments trading portfolio. As credit spreads widen, the fair value of our fixed maturity and short-term investments trading portfolio decreases, and vice versa.

The following tables summarize the aggregate hypothetical increase (decrease) in the fair value of the Company’s fixed maturity investments and short-term investments trading portfolio from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario:

(Expressed in thousands of U.S. Dollars)	Credit Spread Shift in Basis Points
December 31, 2023	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$2,295,013	$2,277,611	$2,260,146	$2,242,600	$2,224,888
Percentage change in fair value	1.5%	0.8%	—%	(0.8)%	(1.6)%
Net increase (decrease) in fair value	$34,867	$17,465	$—	$(17,546)	$(35,258)

(Expressed in thousands of U.S. Dollars)	Credit Spread Shift in Basis Points
December 31, 2022	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$1,569,513	$1,557,501	$1,545,587	$1,533,742	$1,522,005
Percentage change in fair value	1.5%	0.8%	—%	(0.8)%	(1.5)%
Net increase (decrease) in fair value	$23,926	$11,914	$—	$(11,845)	$(23,582)

Investment in Two Sigma Funds

We hold investments in the following Two Sigma Funds: FTV, STV and ESTV. Our investments in these Two Sigma Funds are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the NAV provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheets. Increases or decreases in such fair value are recorded within net realized and unrealized gains (losses) on investments in the Company’s consolidated statements of operations. The Company records contributions and withdrawals related to its investments in the funds on the transaction date.

Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Two Sigma Funds as of December 31, 2023, the carrying value of these investments would have increased or decreased by approximately $85.1 million and $255.4 million, pre-tax, respectively.

Foreign Currency Risk

The Company’s functional currency for consolidated reporting is the U.S. dollar. We routinely write business in currencies other than U.S. dollars and invest a portion of our cash and investments in those currencies. All of the Company’s operating entities have U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our audited consolidated financial statements.

The Company is primarily impacted by the foreign currency risk exposures from its underwriting operations and fixed maturity and short-term investments trading portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. Generally, the Company will match its projected non-U.S. dollar foreign currency underwriting related assets and liabilities with investments and cash in the same currencies to manage our exposure to foreign currency fluctuations and reduce the volatility of foreign exchange gains and losses on our results of operations.

See Note 2(1) Foreign Exchange in the audited consolidated financial statements for additional information.

The following table summarizes the estimated effects that a hypothetical 10% movement in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets:

	December 31, 2023
(Expressed in millions of U.S. Dollars)	-10%	+10%
GBP	$3.5	$(3.5)
JPY	(0.2)	0.2
EUR	(1.5)	1.5
CAD	(2.7)	2.7
AUD	$(1.6)	$1.6

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

For a discussion of the impact of increases and decreases in interest rates on the Company’s fixed maturity and short-term investments trading portfolio, see both Interest Rate Risk and Credit Spread Risk as discussed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Recent Accounting Pronouncements

At December 31, 2023, there were no recently issued accounting pronouncements that have not yet been adopted that management expects would have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2(s), Recent Accounting Pronouncements in the audited consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
Reference is made to Item 15 of this Report for the audited consolidated financial statements of Hamilton Insurance Group, Ltd. and the Notes thereto, as well as the Schedules to the audited consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

There are inherent limitations to the effectiveness of any controls. Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of controls must reflect appropriate resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Hamilton Group have been detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance shall be incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on June 4, 2024. We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.

We have adopted a Code of Conduct and Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The Code of Conduct and Ethics is available free of charge on our website www.hamiltongroup.com. We will also provide a printed version of the Code of Conduct and Ethics to any shareholder who requests it. We intend to disclose any amendments to our Code of Conduct and Ethics by posting such information on our website. Any waivers of our Code of Conduct and Ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and other persons who perform similar functions will be disclosed on our website or by filing a Form 8-K, as required.

Item 11. Executive Compensation

The information required by this Item relating to executive compensation is incorporated herein by reference to information included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders to be held on June 4, 2024. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to information included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders to be held on June 4, 2024. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated herein by reference to information included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders to be held on June 4, 2024. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders to be held on June 4, 2024. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The audited consolidated financial statements of Hamilton Insurance Group, Ltd. and related Notes thereto are listed in the accompanying Index to the Consolidated Financial Statements and are filed as part of this Form 10-K.

Financial Statement Schedules

The Schedules to the audited consolidated financial statements of Hamilton Insurance Group, Ltd. are listed in the accompanying Index to the Consolidated Financial Statements and are filed as a part of this Form 10-K.

Exhibit Index

Exhibit No.	Description
3.1	Memorandum of Association of Hamilton Insurance Group, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)
3.2
Fourth Amended and Restated Bye-laws of Hamilton Insurance Group, Ltd. (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

3.3*	Certificate of Deposit of Memorandum of Increase of Share Capital of Hamilton Insurance Group, Ltd. delivered to the Registrar of Companies on January 8, 2014
3.3.1*	Certificate of Deposit of Memorandum of Increase of Share Capital of Hamilton Insurance Group, Ltd. delivered to the Registrar of Companies on September 27, 2023
4.1
Registration Rights Agreement, dated as of December 23, 2013, by and among Hamilton Insurance Group, Ltd. and the parties set forth therein (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

4.2*	Shareholders Agreement, dated as of November 14, 2023, by and among Hamilton Insurance Group, Ltd. and the parties set forth therein
4.3*	Description of Securities
10.1	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)
10.2†
Hamilton Insurance Group, Ltd. 2013 Equity Incentive Plan and Form of Award Agreements (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.3†
Hamilton Insurance Group, Ltd. 2023 Equity Incentive Plan and Form of Award Agreements (incorporated by reference to Exhibit 99 of the Registration Statement on Form S-8 (File No. 333-275463) filed on November 9, 2023)

10.3.1†
Form of Restricted Stock Unit Award Agreement (Time Vesting) and Hamilton Insurance Group, Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Registration Statement on Form S-8 (File No. 333-275463) filed on November 9, 2023)

10.3.2†
Form of Restricted Stock Unit Award Agreement (Performance Vesting) and Hamilton Insurance Group, Ltd. 2023 Equity Incentive Plan incorporated by reference to Exhibit 99.4 of the Registration Statement on Form S-8 (File No. 333-275463) filed on November 9, 2023)

10.4†
Hamilton Insurance Group, Ltd. Value Appreciation Pool Rules and Form of Award Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.5†
Amended and Restated Employment Agreement, dated as of September 12, 2023, between Hamilton Insurance Group, Ltd. and Giuseppina C. Albo (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.5.1*†	Addendum A dated March 6, 2024 to Amended and Restated Employment Agreement, dated as of September 12, 2023, between Hamilton Insurance Group, Ltd. and Giuseppina C. Albo
10.6†
Employment Agreement, dated as of April 27, 2021, between Hamilton U.S. Services LLC and Craig Howie (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.6.1*†	Employment Agreement, dated as of March 6, 2024, between Hamilton Insurance Group, Ltd. and Craig Howie
10.7†
Employment Agreement, dated as of September 1, 2020, between Hamilton BDA Services Limited and Megan Thomas (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.7.1*†	Addendum A dated March 6, 2024 to Employment Agreement, dated as of September 1, 2020, between Hamilton BDA Services Limited and Megan Thomas
10.8†
Contract of Employment, dated March 18, 2021, between Hamilton UK Services Limited and Adrian Daws (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.8.1*†	Addendum A dated March 6, 2024 to Contract of Employment, dated March 18, 2021, between Hamilton UK Services Limited and Adrian Daws
10.9†
Employment Agreement, dated as of January 4, 2021, between Hamilton BDA Services Limited and Peter Skerlj (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.9.1†
Separation Agreement, dated as of September 27, 2022, between Peter Skerlj and Hamilton BDA Services Limited, as amended as of December 20, 2022 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.10
Fifth Amendment to Term Loan Credit Agreement, dated as of June 23, 2022 (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.11
Fifth Amended and Restated Credit Agreement, dated as of June 23, 2022 (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.12	Amendment and Restatement Agreement, dated as of November 1, 2022 (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)
10.13
Letter of Credit, dated as of August 13, 2021, among Hamilton Re, Ltd., Hamilton Insurance Designated Activity Company, Hamilton Insurance Group, Ltd. and Bank of Montreal, as amended by that certain First Amendment to Letter of Credit Agreement, dated as of August 11, 2023 (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.14.1*	First Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 27, 2017
10.14.2*	Second Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 30, 2018
10.14.3*	Third Amendment to Third Amended and Restated Reimbursement Agreement, dated as of May 7, 2019
10.14.4*	Fourth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 16, 2019
10.14.5*	Fifth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 30, 2019
10.14.6	Sixth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 29, 2020
10.14.7*	Seventh Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 28, 2021
10.14.8
Eighth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 27, 2022 (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.14.9
Ninth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of July 5, 2023 2022 (incorporated by reference to Exhibit 10.17.1 of the Registration Statement on Form S-1 (File No. 333-275000) filed on November 1, 2023)

10.14.10
Tenth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 26, 2023 (incorporated by reference to Exhibit 10.17.2 of the Registration Statement on Form S-1 (File No. 333-275000) filed on November 1, 2023)

10.14.11*	Eleventh Amendment to Third Amended and Restated Reimbursement Agreement, dated as of November 24, 2023
10.14.12*	Twelfth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of January 30, 2024
10.15
Commitment Agreement with Two Sigma Investments, LP, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.16
Amended and Restated Investment Management Agreement, dated as of July 1, 2023, between Two Sigma Hamilton Fund, LLC and Two Sigma Investments, LP. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.17
Fifth Amended and Restated Limited Liability Company Agreement of Two Sigma Hamilton Fund, LLC, dated as of July 1, 2023 (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.18
Investment Management Agreement, dated as of April 25, 2018 between DWS Investment Management Americas, Inc. (formerly Deutsche Investment Management Americas Inc.) and Hamilton Insurance Group, Ltd., for itself and its subsidiaries and affiliates (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.19
Amended and Restated Discretionary Investment Management Agreement, dated as of June 6, 2018, by and between Hamilton Managing Agency Limited (formerly Pembroke Managing Agency Limited) and Conning Asset Management Limited (incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.20
Discretionary Investment Management Agreement, dates as of July 1, 2019, by and between Hamilton Insurance Designated Activity Company (formerly Ironshore Europe DAC) and Conning Asset Management Limited (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

14.1*	Code of Conduct and Ethics
21.1	Subsidiaries of Hamilton Insurance Group, Ltd. (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1 (File No. 333-275000) filed on November 1, 2023)
23.2*	Consent of Ernst & Young Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-97*	Hamilton Insurance Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation [adopted November 10, 2023]

*	Filed herewith
†	Management contract or compensatory plan or arrangement

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMILTON INSURANCE GROUP, LTD.

Date: March 7, 2024         /s/ Giuseppina Albo
Giuseppina Albo
Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2024         /s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

Date: March 7, 2024         /s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)

Date: March 7, 2024         /s/ David A. Brown
David A. Brown
Director

Date: March 7, 2024         /s/ H. Hawes Bostic, III
H. Hawes Bostic, III
Director

Date: March 7, 2024         /s/ Marvin Pestcoe
Marvin Pestcoe
Director

Date: March 7, 2024         /s/ Russell Fradin
Russell Fradin
Director

Date: March 7, 2024         /s/ Stephen W. Pacala
Stephen W. Pacala
Director

Date: March 7, 2024         /s/ William C. Freda
William C. Freda
Director

Date: March 7, 2024         /s/ John J. Gauthier
John J. Gauthier
Director

Date: March 7, 2024         /s/ Everard Barclay Simmons
Everard Barclay Simmons
Director

Date: March 7, 2024         /s/ Anu Karna
Anu Karna
Director

Date: March 7, 2024         /s/ Antonio Ursano
Antonio Ursano
Director

Date: March 7, 2024         /s/ D. Pauline Richards
D. Pauline Richards
Director

GLOSSARY OF SELECTED TERMS
ACML	Ada Capital Management Limited, our wholly owned subsidiary that provides underwriting agency services to Ada Re.
Acquisition expenses	The aggregate expenses incurred by a company that relate directly to acquiring business, including broker commissions and other costs paid to distribution partners.
Ada Re	Ada Re, Ltd. is a non-consolidated Bermuda special purpose insurer funded by investors and formed to provide fully collateralized natural catastrophe reinsurance and retrocession cover to both Hamilton Re and third-party cedants.
Attritional losses and loss ratio – current year and prior year development	Attritional Loss Ratio – current year is the attritional losses incurred by the company relating to the current year divided by net premium earned. Attritional Loss Ratio – prior year development is the attritional losses incurred by the company relating to prior years divided by net premium earned. Attritional losses and loss ratio – current year and prior year development are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. Refer to “Basis of Presentation—Presentation of Financial Information–Non-GAAP Financial Measures” for further details.
Basic book value per common share	Basic book value per common share is calculated by dividing total shareholders’ equity attributable to common shareholders by the number of common shares outstanding.
BMA	Bermuda Monetary Authority.
Bordereau	A bordereau is a report prepared by an insurance company for a reinsurance company detailing either the policies that are covered by the reinsurance contract or the claims that are being submitted for payment under a reinsurance contract. These are usually for quota share treaties and are generally prepared on a quarterly basis.
Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Bye-laws	The Company's fourth amended and restated bye-laws.
Capacity	The amount of potential claims exposure that an insurer or reinsurer chooses to place at risk, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.
Case reserves	Loss reserves, established with respect to specific, individual reported claims that have not yet been paid.
Casualty Lines	Types of insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. Also referred to as liability reinsurance. It includes, but is not limited to workers’ compensation, automobile liability and general liability.
Catastrophe and catastrophe losses	A large loss, typically involving multiple claimants and includes both natural catastrophes such as earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, wildfires, tornadoes, and manmade disasters such as explosions and fire. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.
Catastrophe loss ratio – current year and prior year development	Catastrophe Loss Ratio – current year is the catastrophe losses incurred by the company relating to the current year divided by net premium earned. Catastrophe Loss Ratio – prior year development is the catastrophe losses incurred by the company relating to prior years divided by net premium earned. Catastrophe losses and loss ratio – current year and prior year development are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. Refer to “Basis of Presentation—Presentation of Financial Information—Non-GAAP Financial Measures” for further details.
CBI	Central Bank of Ireland.
Cede; cedant; ceding company	When a party reinsures some or all of its liability with another, it “cedes” business and is referred to as the “ceding company” or “cedant.”

Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Claims Frequency	The number of claims notified of during a given coverage period.
Class of Business	Class of business includes casualty, property and specialty business.
Collateralized Reinsurance	Collateralized Reinsurance is a form of reinsurance in which the party assuming the risk is required to post collateral in order to cover any potential claim obligation. This allows non-traditional reinsurers, such as unrated carriers to participate in the reinsurance market.
Combined Ratio	Combined ratio is a measure of our underwriting profitability and is expressed as the sum of the losses and loss adjustment expense ratio, acquisition cost ratio and other underwriting expense ratio. A combined ratio under 100% indicates an underwriting profit, while a combined ratio over 100% indicates an underwriting loss.
Commercial lines	The various kinds of insurance that are written for businesses, including property, general liability, automobile insurance and workers’ compensation.
Demand surge	The temporary inflation of costs for building materials and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe.
Direct Insurance	Direct Insurance means an insurance contract between an insurance company and a policyholder.
Excess of loss reinsurance	Reinsurance which indemnifies the reinsured against that portion of losses and loss adjustment expenses incurred on the underlying policies in excess of a specified dollar or percentage loss ratio amount. Also known as non-proportional reinsurance.
Exclusions	A listing of specific types of coverage or loss that are not covered by a given insurance, reinsurance or retrocession contract.
E&S	Excess & Surplus lines.
Facultative Insurance	Facultative reinsurance: the cedant cedes, and the reinsurer assumes, all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured and is usually intended to cover individual risks not covered by their reinsurance policies because of the limits involved or because the risk is unusual.
Gross premiums earned	The portion of gross premiums written during or prior to a given period that was actually recognized as income revenue under U.S. GAAP accounting during such period.
Gross premiums written	Total premiums for assumed insurance, reinsurance or retrocession cover that was contractually agreed to during a given period.
Incurred but not reported (IBNR)	Expected payments for losses relating to insured events that have occurred but have not been reported to the reporting entity as of the statement date. As a practical matter, IBNR may include losses that have been reported to the reporting entity but have not yet been entered to the claims system or bulk provisions. Bulk provisions are reserves included with other IBNR reserves to reflect deficiencies in known case reserves.
Hamilton Group	The Company and its subsidiaries and affiliates.
Hamilton ILS	Hamilton ILS Holdings Limited, a Bermuda-based affiliate of Hamilton Re and the direct parent of Ada Capital Management Limited.
Hamilton Re	Hamilton Re, Ltd., our Bermuda-based wholly-owned subsidiary that is regulated by the BMA and licensed to write property, casualty and specialty insurance and reinsurance.
Hamilton Re US	An arrangement between Hamilton Re and Hamilton ILS pursuant to which certain U.S. casualty and specialty reinsurance risks are written on the books of Hamilton Re.
Hamilton Select	Hamilton Select Insurance Inc., our wholly-owned U.S. domestic-based E&S carrier that is authorized to market and sell E&S products in all 50 states.
Hamilton Strategic Partnerships	Hamilton’s third-party capital business, comprised of Turing Re, Ada Re and Hamilton Managing Agency Limited, solely in its capacity as managing agent for Lloyd’s Syndicate 1947.
HIDAC	Hamilton Insurance Designated Activity Company, a Dublin-based insurer regulated by the CBI with a U.K. branch and a registered alien insurer with the NAIC affording access to write E&S business in all 50 states.

HMA	Hamilton Managing Agency Limited, our Lloyd’s Managing Agent that manages syndicates including Hamilton Syndicate 4000 (wholly aligned syndicate).
HMGA Americas	Hamilton Managing General Agency Americas, LLC, our wholly-owned U.S. subsidiary that has authority to write certain U.S. property, specialty and casualty insurance and reinsurance on behalf of Hamilton Re, Lloyd’s Syndicate 4000 and HIDAC.
HUL	Hamilton Underwriting Limited, a former Lloyd’s managing agent that managed Lloyd’s Syndicate 3334.
IELR	Initial expected loss ratio.
Insurance-Linked Security or ILS	A security that is tied to a specific event such as a hurricane or earthquake.
Lead	In some insurance markets, the brokers find takers for insurance risks on the market and establish the policy terms with a leading underwriter, who also takes on a substantial share of the risk. The broker then looks for further cover providers, known as following underwriters, who accept the terms established by the leading underwriter and accept a share of the risk. When a leading underwriter establishes the policy terms, it is called the “lead.”
Line of business	Insurance or reinsurance line of business such as property, general liability, professional liability, automobile liability, or workers’ compensation.
Long tail	Types of insurance or reinsurance contracts under which claims tend to take a relatively long time to be reported and/or settle. Examples include several types of casualty lines.
Loss adjustment expenses	The expenses involved in settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss and loss adjustment expense reserves/loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Loss and loss adjustment expense reserves consist of “case reserves,” or reserves established with respect to individual reported claims, and “IBNR reserves.”
Loss portfolio transfer	A loss portfolio transfer is a reinsurance contract or agreement in which an insurer cedes policies that have expired, often ones that have already incurred losses, to a reinsurer.
Loss and Loss Adjustment Expense Ratio	Financial ratio calculated by dividing net losses and loss expenses by net premiums.
Losses occurring	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract.
Managing Member	Two Sigma Principals, LLC., the managing member of the TS Hamilton Fund.
Memorandum of Association	Hamilton’s memorandum of association.
NAIC	National Association of Insurance Commissioners.
Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.
Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.
Other underwriting expense ratio	Other underwriting expense ratio is calculated by dividing non-acquisition expenses by net premiums. Examples of non-acquisition expenses include personnel costs, legal and professional fees, IT, travel and entertainment and communication costs. It also includes certain income items such as third- party fee income.
Personal lines	Types of insurance or reinsurance written for individuals or families, rather than for businesses.
PMA and IEDAC	Pembroke Managing Agency, Ironshore Europe DAC, and related companies acquired in 2019.
Premiums	Premiums represent the cost of insurance that is paid by the policyholder or cedant to the insurer or the reinsurer for the risk being assumed.

Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically “natural catastrophe” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural catastrophes such as tornadoes, wildfires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption.
Property lines	Types of insurance or reinsurance which provide coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use caused by an insured peril.
Property reinsurance	Reinsurance that is primarily concerned with financial loss arising out of property loss, damage or loss of use caused by an insured peril, which could be either a natural catastrophe or man-made.
Proportional reinsurance/Pro rata reinsurance/ Quota share reinsurance	In proportional/ pro rata/ quota share treaty reinsurance, the reinsurer assumes a proportional share of the original premiums and losses incurred by the insurance company.
Prospectus	The Company's prospectus dated November 9, 2023 and filed with the SEC on November 13, 2023 in connection with our initial public offering.
Reinstatement premiums	The premium charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.
Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, commonly referred to as the ceding company or cedant, for all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.
Retention	Specific amount of loss that the ceding company or insured retains before the reinsurance limit applies.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Return on average common shareholders’ equity or ROACE	Return on average common shareholders’ equity is calculated by dividing net income (loss) attributable to common shareholders by average common shareholders’ equity for the same period. Average common shareholders’ equity is the arithmetic mean of opening and closing total common shareholders’ equity for the stated periods.
Short-tail	Types of insurance or reinsurance contracts under which claims tend to take a relatively short time to be reported and/or settle. Examples include several types of property lines.
Specialty Insurance	Types of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.
Specialty Lines (of Business)	Include lines of business other than property or casualty, such as marine and energy, aviation, political violence and war and terror.
Submission	An unprocessed application for (i) insurance, reinsurance or retrocessional coverage forwarded to an insurer, reinsurer or retrocessionaire by a broker or intermediary on behalf of such prospective ceding insurer, reinsurer or retrocessionaire.
Tangible book value	Tangible book value is calculated as total common shareholders' equity less goodwill and intangible assets as at the same date.
Tangible book value per common share	Tangible book value per common share is calculated by dividing tangible book value (as defined above) by the total number of common shares outstanding at the same date.
Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between the primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all of that type or category of risk originally written by the primary insurer or reinsured. A treaty is generally valid for a period of one year and contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Turing Re	Turing Re, Ltd., a Bermuda special purpose insurer sponsored by the Hamilton Group.
Two Sigma	Two Sigma Investments, LP, an investment manager.
TS Hamilton Fund	Two Sigma Hamilton Fund, LLC, a dedicated investment fund managed by Two Sigma for the Hamilton Group.
Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk.
Underwriting	The insurer’s or reinsurer’s process of reviewing submissions for insurance or reinsurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.
Underwriting income (loss)	Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.” Refer also to “Basis of Presentation—Presentation of Financial Information—Non-GAAP Financial Measures” for further details.
Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term.

EY Bermuda Ltd. 3 Bermudiana Road Hamilton HM 08, Bermuda P.O. Box 463 Hamilton HM BX, Bermuda	Direct tel: +1 441 295 7000 Direct fax: +1 441 295 5193 ey.com

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Hamilton Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Insurance Group, Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2023, December 31, 2022 and November 30, 2021, and for the one month period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, December 31, 2022 and November 30, 2021, and for the one month period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Losses Incurred but not Reported
Description of the Matter
As disclosed in Notes 2 and 9 of the consolidated financial statements, reserves for losses and loss adjustment expenses includes reserves for unpaid reported losses (Case reserves) and for losses incurred but not reported (IBNR reserves). At December 31, 2023, IBNR reserves represented a significant portion of the $3,030 million of reserves for losses and loss adjustment expenses.
There is significant uncertainty inherent in determining management’s estimate of ultimate losses and loss expenses associated with IBNR reserves. Management estimates its IBNR reserves exposure for large loss events based upon discussions with brokers and cedants, use of proprietary loss modelling and pricing software, estimate of market loss and market share and experience from historical large events. IBNR reserves for attritional losses are established using actuarial loss reserving techniques. These techniques include the loss development factor method, Bornheutter Ferguson method, the Initial Expected Loss Ratio method, and other techniques. These techniques rely on estimates of paid and reported loss development patterns and estimates of the loss ratio at the inception of the contract. The Company’s actuaries may use other approaches in addition to those described and supplement these methods with judgment depending upon the characteristics of the class of business and available data. Inherent in the estimates of ultimate losses and loss expenses are expected trends in claim severity and frequency, the expected duration of the respective claims development period, inadequacies in the data provided by industry participants, the potential for further reporting lags, significant uncertainty as it relates to legal issues under the relevant terms of insurance and reinsurance contracts and other factors, which may vary significantly as claims are settled.

Auditing management’s estimate for IBNR reserves was complex and required the involvement of our actuarial specialists due to the high degree of subjectivity inherent in management’s methods and assumptions used in the calculations which have a significant effect on the valuation of IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding of the estimation process for IBNR reserves. This included, among others, understanding management’s process over the actuarial methods and assumptions selected to determine their recorded estimate.
To test IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection of significant actuarial methods and assumptions used in their analysis and a comparison of those methods used in prior periods and those used in the industry. We independently calculated a range of reasonable reserve estimates including performing independent projections and compared the range of reserve estimates to the Company’s recorded loss and loss adjustment expense reserve.

/s/ Ernst & Young Ltd
We have served as the Company’s auditor since 2013.

Hamilton, Bermuda
March 7, 2024

Hamilton Insurance Group, Ltd.
Consolidated Balance Sheets

	December 31,
($ in thousands, except share information)	2023	2022
Assets
Fixed maturity investments, at fair value (amortized cost 2023: $1,867,499; 2022: $1,348,684)	$1,831,268	$1,259,476
Short-term investments, at fair value (amortized cost 2023: $427,437; 2022: $285,130)	428,878	286,111
Investments in Two Sigma Funds, at fair value (cost 2023: $770,191; 2022: $731,100)	851,470	740,736
Total investments	3,111,616	2,286,323
Cash and cash equivalents	794,509	1,076,420
Restricted cash and cash equivalents	106,351	130,783
Premiums receivable	658,363	522,670
Paid losses recoverable	145,202	90,655
Deferred acquisition costs	156,895	115,147
Unpaid losses and loss adjustment expenses recoverable	1,161,077	1,177,863
Receivables for investments sold	42,419	371
Prepaid reinsurance	194,306	164,313
Intangible assets	90,996	86,958
Other assets	209,621	167,462
Total assets	$6,671,355	$5,818,965

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,030,037	$2,856,275
Unearned premiums	911,222	718,188
Reinsurance balances payable	272,310	244,320
Payables for investments purchased	66,606	48,095
Term loan, net of issuance costs	149,830	149,715
Accounts payable and accrued expenses	186,887	138,050
Payables to related parties	6,480	20
Total liabilities	4,623,372	4,154,663

Non-controlling interest – TS Hamilton Fund	133	119

Shareholders’ equity
Common shares:
Class A, authorized (2023: 28,644,807 and 2022: 53,993,690), par value $0.01; issued and outstanding (2023: 28,644,807 and 2022: 30,520,078)	286	305
Class B, authorized (2023: 72,337,352 and 2022: 50,480,684), par value $0.01; issued and outstanding (2023: 56,036,067 and 2022: 42,042,155)	560	420
Class C, authorized (2023: 25,544,229 and 2022: 30,525,626), par value $0.01; issued and outstanding (2023: 25,544,229 and 2022: 30,525,626)	255	305
Additional paid-in capital	1,249,817	1,120,242
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	801,373	547,352
Total shareholders’ equity	2,047,850	1,664,183

Total liabilities, non-controlling interest, and shareholders’ equity	$6,671,355	$5,818,965

See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands, except per share information)	2023	2022	2021	2021
Revenues
Gross premiums written	$1,951,038	$1,646,673	$121,813	$1,446,551
Reinsurance premiums ceded	(470,600)	(424,809)	(23,892)	(361,123)
Net premiums written	1,480,438	1,221,864	97,921	1,085,428

Net change in unearned premiums	(161,905)	(78,150)	710	(142,879)
Net premiums earned	1,318,533	1,143,714	98,631	942,549

Net realized and unrealized gains (losses) on investments	209,399	86,357	(33,526)	352,193
Net investment income (loss)	30,456	(21,487)	(3,222)	(43,217)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	239,855	64,870	(36,748)	308,976

Net gain on sale of equity method investment	211	6,991	—	54,557
Other income (loss)	18,631	11,316	2,131	21,011
Net foreign exchange gains (losses)	(6,185)	6,137	16	6,442
Total revenues	1,571,045	1,233,028	64,030	1,333,535

Expenses
Losses and loss adjustment expenses	714,603	758,333	56,650	640,560
Acquisition costs	309,148	271,189	23,992	229,213
General and administrative expenses	259,856	177,682	15,682	172,294
Impairment of goodwill	—	24,082	—	936
Amortization of intangible assets	10,783	12,832	1,200	13,431
Interest expense	21,434	15,741	1,061	14,897
Total expenses	1,315,824	1,259,859	98,585	1,071,331

Income (loss) before income tax	255,221	(26,831)	(34,555)	262,204
Income tax expense (benefit)	(25,066)	3,104	1,335	12,365
Net income (loss)	280,287	(29,935)	(35,890)	249,839

Net income (loss) attributable to non-controlling interest	21,560	68,064	(3)	61,660

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$258,727	$(97,999)	$(35,887)	$188,179

Per share data
Basic income (loss) per share attributable to common shareholders	$2.47	$(0.95)	$(0.35)	$1.83
Diluted income (loss) per share attributable to common shareholders	$2.44	$(0.95)	$(0.35)	$1.82

See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Common shares
Balance, beginning of period	$1,030	$1,025	$1,025	$1,024
Issuance of common shares	73	7	—	5
Repurchases of common shares	(2)	(2)	—	(4)
Balance, end of period	1,101	1,030	1,025	1,025

Additional paid-in capital
Balance, beginning of period	1,120,242	1,110,248	1,109,205	1,104,803
Issuance of common shares	82,924	308	—	1,008
Repurchases of common shares	(1,896)	(1,098)	—	(5,489)
Share compensation expense	48,547	10,784	1,043	8,883
Balance, end of period	1,249,817	1,120,242	1,110,248	1,109,205

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	547,352	645,769	681,656	495,364
Net income (loss)	280,287	(29,935)	(35,890)	249,839
Net income attributable to non-controlling interest	(21,560)	(68,064)	3	(61,660)
Share compensation expense	(4,169)	—	—	—
Repurchases of common shares	(537)	(418)	—	(1,887)
Balance, end of period	801,373	547,352	645,769	681,656

Total shareholders’ equity	$2,047,850	$1,664,183	$1,752,601	$1,787,445
See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Consolidated Statements of Cash Flows

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Operating activities
Net income (loss)	$280,287	$(29,935)	$(35,890)	$249,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,410	14,994	961	13,898
Share compensation expense	44,378	10,784	1,043	8,883
Net realized (gains) losses on investments	(84,302)	(251,662)	(11,302)	(278,691)
Change in net unrealized (gains) losses on investments	(125,097)	165,305	44,828	(73,502)
Impairment of goodwill	—	24,082	—	936
Net gain on sale of equity method investment	(211)	(6,991)	—	(54,557)
Other items	(6,529)	12,494	(110)	7,103
Change in:
Premiums receivable	(135,693)	(60,397)	8,723	(13,394)
Paid losses recoverable	(54,547)	(11,408)	(3,170)	(47,976)
Deferred acquisition costs	(41,748)	(16,323)	(2,739)	(40,735)
Prepaid reinsurance	(29,993)	(11,764)	(603)	8,593
Unpaid losses and loss adjustment expenses recoverable	16,786	(65,320)	5,730	(42,210)
Other assets	(42,669)	(41,894)	(21,457)	(14,855)
Reserve for losses and loss adjustment expenses	173,762	440,784	36,464	324,399
Unearned premiums	193,034	96,733	461	141,465
Reinsurance balances payable	27,990	(42,476)	(27,483)	(23,813)
Accounts payable and accrued expenses and other	55,297	(36,079)	(29,369)	61,146
Net cash provided by (used in) operating activities	283,155	190,927	(33,913)	226,529

Investing activities
Proceeds from redemptions from Two Sigma Funds	2,591,705	2,592,289	184,480	2,113,989
Contributions to Two Sigma Funds	(2,554,888)	(2,464,902)	(137,453)	(1,870,057)
Net proceeds from sale of equity method investment	—	—	—	57,428
Purchases of fixed maturity investments	(1,221,576)	(705,144)	(54,445)	(655,693)
Proceeds from sales, redemptions and maturity of fixed maturity investments	688,978	420,702	51,370	347,418
Purchases of short-term investments	(1,506,241)	(1,551,834)	(357,857)	(2,035,529)
Proceeds from sales of short-term investments	1,389,409	1,843,007	413,054	2,163,920
Change in receivables for investments sold	(42,048)	(345)	58,412	20,178
Change in payables for investments purchased	18,511	12,920	(114,041)	11,814
Other	(15,938)	(13,591)	(432)	(15,644)
Net cash provided by (used in) investing activities	(652,088)	133,102	43,088	137,824

Financing activities
Issuance of common shares	73	7	—	5
Repurchases of common shares and options	(2,435)	(1,518)	—	(7,380)
Contribution of additional paid-in capital	82,924	308	—	1,008
Term loan, net of issuance costs	—	(345)	—	—
Withdrawal of non-controlling interest	(21,546)	(68,069)	(23)	(61,629)
Net cash provided by (used in) financing activities	59,016	(69,617)	(23)	(67,996)

Effect of exchange rate changes on cash and cash equivalents	3,574	(11,335)	46	(1,508)

Net increase (decrease) in cash and cash equivalents	(306,343)	243,077	9,198	294,849
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,207,203	964,126	954,928	660,079
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$900,860	$1,207,203	$964,126	$954,928

Net income taxes paid	$4,211	$9,971	$170	$12,344
Interest paid	$21,608	$15,655	$475	$11,803
See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
1. Organization

Hamilton Insurance Group, Ltd. ("Hamilton Group", the "Group" or the "Company"), the ultimate group holding company, was incorporated on September 4, 2013, under the laws of Bermuda. On November 14, 2023, the Company consummated an initial public offering ("IPO") of its Class B common shares, which are listed on the NYSE. The Company’s net proceeds from the IPO were $80.6 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.

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

Ada Capital Management Limited ("ACML"), a wholly owned insurance agent incorporated and regulated in Bermuda, is authorized to underwrite on behalf of Ada Re, Ltd. ("Ada Re").

Our London operations are comprised of Hamilton Managing Agency Limited ("HMA"), a Lloyd’s managing agency, which manages our wholly aligned Syndicate 4000 and certain other third-party funded Lloyd’s Syndicates. Syndicate 4000 operates in the Lloyd’s market and underwrites property, casualty and specialty insurance and reinsurance business on a subscription basis.

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

Hamilton Select Insurance Inc. ("Hamilton Select") is a U.S. domestic excess and surplus lines carrier incorporated in Delaware and licensed to write excess and surplus business in all 50 states.

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

Unconsolidated Related Parties

Ada Re is a special purpose insurer funded by third party investors and formed to provide fully collateralized reinsurance and retrocession to both Hamilton Group and third party cedants.

Turing Re Ltd. ("Turing Re"), a Bermuda special purpose insurer funded by investors, provides collateralized reinsurance capacity for Hamilton Re’s property treaty business.

Easton Re is an industry loss index-triggered catastrophe bond that provides the Company's operating platforms with multi-year risk transfer capacity to protect against named storm risk in the United States and earthquake risk in the United States and Canada. See Note 8, Reinsurance, for further details.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
2. Summary of Significant Accounting Policies

a.Basis of Presentation
These audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Hamilton Group, Hamilton Re, Hamilton U.K. Holdings Limited, Hamilton Select, HMGA Americas, ACML, and TS Hamilton Fund (collectively the "Company"). All significant intercompany transactions and balances have been eliminated on consolidation. Certain comparative information has been reclassified to conform to the current year presentation.
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

c.Change in Year End

On January 17, 2022, the Company changed its fiscal year from November 30 to December 31. The current year consolidated financial statements and accompanying footnotes cover the calendar year ended December 31, 2023. As a result, our comparative prior periods consist of the twelve month period from January 1, 2022 to December 31, 2022, the one-month transition period ended December 31, 2021, and the twelve month period from December 1, 2020 to November 30, 2021. The transition period has been separately disclosed in the Company's Statements of Operations and Comprehensive Income (Loss), Statements of Shareholders' Equity, Statements of Cash Flows and throughout the footnotes.

d.Fair Value Measurements

Details on assets and liabilities that have been included under the requirements of authoritative guidance on fair value measurements to illustrate the bases for determining the fair values of these items held by the Company are included in Note 4, Fair Value and each respective section of this significant accounting policies note.

Where the Company has elected to account for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic Fair Value Measurements and Disclosures, the Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations. See Note 2k, Investments for further detail.

e.Premiums and Acquisition Costs
Premiums written and ceded on a losses occurring basis are earned pro-rata over the terms of the related contracts and policies. For contracts written on a risks-attaching basis, premiums written and ceded are earned over the terms of the underlying contracts and policies. Premiums written and ceded include estimates based on information received from insureds, brokers and ceding companies, and any subsequent differences arising on such estimates are recorded in the periods in which they are determined. The portion of the premiums written and ceded applicable to the unexpired terms of the underlying contracts and policies are recorded as unearned premiums and prepaid reinsurance premiums, respectively. Amounts are computed by pro-rata methods based on statistical data or reports received from insureds, brokers or ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves. Reinstatement premiums are earned when written.

Acquisition expenses are costs that vary with, and are directly related to, the successful acquisition of new or renewal business and consist principally of commissions, brokerage and premium tax expenses. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated net investment income related to the premiums are considered in determining the recoverability of deferred acquisition costs.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
f.Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of fixed maturity and short-term investments, cash and cash equivalents, premiums receivable and reinsurance balances recoverable. Cash and cash equivalents are held with financial institutions of high credit quality, and fixed maturity and short-term investments primarily consist of U.S. government, U.S. government agencies, and high credit quality issuers of corporate and debt securities. The Company limits the amount of credit exposure with any one financial institution or issuer and believe that no significant concentration of credit risk exists with respect to cash and investments.

g.Reinsurance

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk with other reinsurers. Ceded reinsurance contracts do not relieve the Company of its primary obligation to policyholders. Prepaid reinsurance represents the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in place. Amounts recoverable from reinsurers are estimated based on the terms and conditions of the reinsurance contracts, in a manner consistent with the underlying liabilities insured or reinsured by the Company. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the periods in which they are determined. Amounts recoverable from reinsurers are recorded net of an allowance for expected credit losses. See Note 8, Reinsurance, for further details.

Retroactive reinsurance agreements are reinsurance agreements under which a reinsurer agrees to reimburse the Company as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability which is amortized into income as a reduction of losses and loss adjustment expenses over the estimated ceded reserve settlement period. The amount of the deferred gain is recalculated each period based on actual loss payments and updated estimates of ultimate losses. If cumulative adverse development occurs subsequent to signing of a retroactive reinsurance agreement, it may result in significant losses from operations until periods when the recalculated deferred gain is recognized as a benefit to earnings. If the consideration paid for a retroactive reinsurance agreement exceeds the ultimate losses collectible under the agreement, the net loss on the retroactive reinsurance agreement is immediately recognized in income.

h.Credit Loss Provisions

The Company routinely evaluates its premiums receivable and paid and unpaid losses recoverable for potential specific credit or collection issues that might indicate an impairment. Premiums receivable and paid and unpaid losses recoverable are presented net of the resulting credit provisions, with the corresponding debits offset against gross premiums written or losses and loss adjustment expenses, as applicable, in the consolidated statement of operations and comprehensive income (loss).

The method for calculating the best estimate of losses depends on the size, nature, and risk characteristics of the related underwriting receivable. Such an estimate requires consideration of historical loss experience, current economic conditions, and judgments about the probable effects of relevant observable data, including historical information, counterparty financial strength ratings and the extent of collateralization. The underlying assumptions, estimates and assessments are updated periodically to reflect the Company's view of current conditions. Changes in estimates may significantly affect the allowance and provision for losses. It is possible that the Company's actual credit loss experience will differ materially from current estimates. Adjustments, if any, are recorded in earnings in the periods in which they become known. See Note 8, Reinsurance, for further details.

i.Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses includes reserves for unpaid reported losses and for losses incurred but not reported ("IBNR"). The reserve for unpaid reported losses and loss adjustment expenses is established by management based on reports from insureds, brokers and ceding companies and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The reserve for IBNR losses and loss adjustment expenses is established by management based on estimates of ultimate losses and loss adjustment expenses.

Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claim severity and frequency, the expected duration of the respective claims development period, inadequacies in the data provided by industry participants, the potential for further reporting lags, significant uncertainty as it relates to legal issues under the relevant terms of insurance

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
and reinsurance contracts, and other factors, which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the periods in which they become known. See Note 9, Reserve for Losses and Loss Adjustment Expenses, for further details.

j.Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents include money market funds and highly liquid short-term deposits and securities with maturities of 90 days or less at the time of purchase. Bank deposits are not considered to be fair value measurements and as such are not subject to the authoritative guidance on fair value measurement disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded; however, certificates of deposit are classified as Level 2.

Restricted cash and cash equivalents typically relates to funds held in trust supporting a portion of the Lloyd's capital requirements and other underwriting obligations. See Note 3, Investments, for further details.

k.Investments

Investments - Trading

The Company elects the fair value option for its fixed maturity investments, short-term investments and certain other invested assets (excluding those that are accounted for using specialized investment company accounting as noted below). All changes in the fair value of investments are recorded within net realized and unrealized gains (losses) on investments in the consolidated statements of operations. See Note 4, Fair Value, for further details.

All investment transactions are recorded on a trade-date basis and are valued using pricing data received from third parties. Realized gains or losses on sales of investments are determined on a weighted average basis. Investment income is recognized when earned and includes interest and dividend income, recorded as of the ex-dividend date, together with the amortization of premium and discount on fixed maturities and short-term investments computed using the effective yield method. Net investment income includes related investment expenses.

Short-Term Investments

Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase.

Investments in Two Sigma Funds

TS Hamilton Fund invests in Two Sigma Funds ("Two Sigma Funds"), which are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the net asset value ("NAV") provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheets. Increases or decreases in such fair values are recorded within net realized and unrealized gains (losses) on investments in the consolidated statements of operations. Realized gains or losses upon any withdrawals of investments in the Two Sigma Funds are calculated using the weighted average method. The assets and liabilities of the Two Sigma Funds are recorded at fair value, or at amounts approximating fair value. The Company records contributions and withdrawals related to its investments in the Two Sigma Funds on the transaction date.

The specialized investment company accounting, as described above, is retained in the Company’s audited consolidated financial statements upon consolidation of TS Hamilton Fund.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
l.Foreign Exchange

Monetary assets and liabilities denominated in foreign currencies are revalued into the functional currency of each entity using the exchange rates in effect at the balance sheet date, with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are revalued at the exchange rates in effect on the transaction date.

The Company’s reporting currency as at December 31, 2023 is the U.S. dollar ("USD"). The functional currency of the Company's U.K. subsidiaries changed from GBP to USD on January 1, 2017. The accumulated other comprehensive loss recorded prior to the change in functional currency will remain on the balance sheet until such time as the U.K. operations are sold, or substantially liquidated.

m.Stock-Based Compensation

The Company issues restricted stock units, performance stock units and warrants and may issue other equity-based awards to its employees. The Black-Scholes pricing model is used to determine the fair value of warrants. When using the Black-Scholes model, the volatility assumption is derived from the historical volatility of the share prices of a selection of publicly traded insurance companies of a similar business nature to the Company. No allowance is made for any potential illiquidity associated with the private nature of the Company’s shares at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives of the awards are estimated at their maximum term.

Compensation cost is measured at the grant date fair value and expensed over the period for which the employee is required to provide services in exchange for the award. For awards subject to graded vesting, the awards are separated into vesting tranches, which are amortized over their respective vesting periods. The fair value of awards with performance conditions is remeasured at each reporting period with any changes in the expected outcome of the performance conditions recorded in compensation expense by a cumulative catch-up adjustment to apply the revised estimate. Forfeitures are recognized as they occur.

See Note 13, Stock Incentive Plans, for further details of the accounting treatment for the Value Appreciation Pool ("VAP").

n.Intangible Assets

The Company accounts for goodwill and other intangible assets that arise from business combinations in accordance with FASB ASC Topic Intangibles - Goodwill and Other. A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill or other intangible assets, according to their nature. Goodwill and other intangible assets with indefinite useful lives are not amortized. Other intangible assets with a finite life are amortized over the estimated useful lives of the assets. All recorded goodwill was written down in the year ended December 31, 2022, primarily as a result of the annual impairment assessment, and the Company has no recorded goodwill at December 31, 2023 or 2022.

The Company's indefinite lived intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances warrant. Finite lived intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable and tested for impairment if appropriate. If indefinite lived intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense recorded in the Company's consolidated statement of operations.
As part of the annual impairment test of finite lived intangible assets, the Company has the option to first assess qualitative factors to determine whether it's necessary to perform a quantitative impairment test. Under this option, the Company would not be required to calculate the fair value of a reporting unit unless the Company determines, based on its qualitative assessment, that it is more likely than not that a reporting unit's fair value is less than its carrying amount. If finite lived intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense recorded in the Company's consolidated statement of operations.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
o.Variable Interest Entities

The Company accounts for variable interest entities ("VIE") in accordance with GAAP guidance, which requires the consolidation of all VIEs by the primary beneficiary: the investor that has the power to direct the activities of the VIE and will absorb a majority of the VIE’s expected losses or residual returns. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The Company also reassesses its determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.

p.Non-Controlling Interest

The share classes related to the redeemable non-controlling interest portion of TS Hamilton Fund are not considered liabilities in accordance with GAAP and have redemption features that are not solely within the control of TS Hamilton Fund. Therefore, the redeemable non-controlling interest in TS Hamilton Fund is presented in the mezzanine section on the Company’s consolidated balance sheets. The net income or loss attributable to non-controlling interest is presented separately in the Company’s consolidated statements of operations. See Note 5, Variable Interest Entities, for further details.

q.Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC Topic Earnings per Share. Basic earnings per share are based on weighted average common shares outstanding during the period and exclude any dilutive effects of restricted stock units and warrants. Diluted earnings per share includes the estimated impact under the Treasury Stock method where all dilutive restricted stock grants to vest and all dilutive warrants to be exercised during the period.

r.Income Taxes

The Company records deferred income taxes that reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the fiscal period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is not more likely than not that all, or some portion, of the benefits related to deferred tax assets will be realized. The valuation allowance assessment considers tax planning strategies, where applicable.

s.Recent Accounting Pronouncements

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
In June 2016, the FASB issued ASU 2016-13 Measurement of Credit Losses on Financial Instruments (as subsequently clarified in various Updates), which requires the application of an incurred loss impairment methodology that reflects expected credit losses and requires consideration of a broad range of reasonable and supportable information to record credit loss estimates. The Company adopted this guidance in the first quarter of 2022, and because it did not have a material impact on the Company’s results of operations, financial position, or cash flows, the Company did not record a cumulative effective adjustment to opening retained earnings as of January 1, 2022.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting which enhances the qualitative and quantitative disclosures related to reportable segments. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. This guidance will not have a material impact on the Company's results of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU 2023-09 Income Taxes which enhances the quantitative annual disclosures related to tax rate reconciliations and income taxes paid and requires additional qualitative discussion of applicable tax jurisdictions and the nature of certain reconciling items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance will not have a material impact on the Company's results of operations, financial position, or cash flows.

3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments at December 31, 2023 and 2022 are as follows:

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

	2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$498,841	$99	$(27,089)	$471,851
U.S. states, territories and municipalities	4,741	—	(434)	4,307
Non-U.S. sovereign governments and supranationals	14,191	363	(1,602)	12,952
Corporate	690,900	363	(43,786)	647,477
Residential mortgage-backed securities - Agency	111,234	—	(14,824)	96,410
Residential mortgage-backed securities - Non-agency	5,147	—	(772)	4,375
Commercial mortgage-backed securities - Non-agency	10,283	—	(1,064)	9,219
Other asset-backed securities	13,347	1	(463)	12,885
Total fixed maturities	1,348,684	826	(90,034)	1,259,476
Short-term investments	285,130	986	(5)	286,111
Total	$1,633,814	$1,812	$(90,039)	$1,545,587

Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities at December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2023
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$147,221	$144,123
Due after one through five years	1,284,934	1,266,461
Due after five through ten years	217,827	217,683
Due after ten years	4,963	4,475
Mortgage-backed	197,773	183,920
Asset-backed	14,781	14,606
Total	$1,867,499	$1,831,268

Investments in Two Sigma Funds

The Company’s investments in Two Sigma Funds at December 31, 2023 and 2022 are as follows:

	2023			2022
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$433,911	$(38,105)	$395,806	$438,625	$(95,213)	$343,412
Two Sigma Spectrum Portfolio, LLC (STV)	193,299	88,228	281,527	171,135	57,982	229,117
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	142,981	31,156	174,137	121,340	46,867	168,207
Total	$770,191	$81,279	$851,470	$731,100	$9,636	$740,736

The Company, through its investments in FTV, STV and ESTV, seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At December 31, 2023, the Company owns a 21.1%, 16.2% and 8.8% interest in each of the FTV, STV and ESTV funds, respectively.

The following table summarizes certain investments of FTV, STV and ESTV where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity at December 31, 2023:

	2023
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	145,005	$145,005	8.4%
U.S. Treasury Securities, 0.0000% - 4.7500%, due 1/9/2024 - 11/15/2053	910,278	$903,301	52.1%
U.S. Treasury Securities, 4.3750% - 4.7500%, due 12/15/2026 - 11/15/2053	(43,211)	$(45,640)	(2.6)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of FTV, STV and ESTV total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, a revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum (previously 3%). The management fee for the years ended December 31, 2023 and 2022, the month ended December 31, 2021 and the year ended November 30, 2021 was $45.2 million, $53.1 million, $4.3 million and $48.7 million, respectively.

Under the terms of the revised limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member remains entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive a revised additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits (previously 20%). "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year (previously 15%), net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the years ended December 31, 2023 and 2022, the month ended December 31, 2021 and the year ended November 30, 2021 was $21.5 million, $68.0 million, $Nil and $61.6 million, respectively.

Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or
(ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2026. The Commitment Period consists of a three-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
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

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$84,302	$251,662	$11,302	$278,691
Change in net unrealized gains (losses) on investments	125,097	(165,305)	(44,828)	73,502
Net realized and unrealized gains (losses) on investments	209,399	86,357	(33,526)	352,193

Net investment income (loss):
Fixed maturities	47,970	22,375	1,042	11,277
Short-term investments	295	155	28	838
TS Hamilton Fund	16,084	10,395	199	2,124
Cash and cash equivalents	12,523	2,634	40	252
Other	1,580	(1,397)	2	636
Interest and other	78,452	34,162	1,311	15,127
Loss on equity method investment	—	—	—	(7,285)
Management fees	(47,049)	(54,581)	(4,442)	(49,927)
Other expenses	(947)	(1,068)	(91)	(1,132)
Net investment income (loss)	30,456	(21,487)	(3,222)	(43,217)

Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$239,855	$64,870	$(36,748)	$308,976

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Fixed maturities and short-term investments	$(16,628)	$(14,968)	$(8,706)	$5,703
TS Hamilton Fund	100,930	266,630	20,008	272,988
Net realized gains (losses) on investments	$84,302	$251,662	$11,302	$278,691

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Fixed maturities and short-term investments	$52,751	$(87,254)	$6,743	$(27,624)
TS Hamilton Fund	72,346	(78,051)	(51,571)	101,126
Net unrealized gains (losses) on investments	$125,097	$(165,305)	$(44,828)	$73,502

Pledged Assets

At December 31, 2023 and 2022, pledged investments at fair value were comprised of $232.2 million and $274.0 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $54.1 million and $39.0 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $37.2 million and $Nil, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 11, Debt and Credit Facilities.

At December 31, 2023 and 2022, restricted cash and cash equivalents balances were comprised of $97.4 million and $126.8 million, respectively, securing other underwriting obligations, $7.2 million and $2.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $1.5 million and $1.3 million, respectively, in trust accounts for the benefit of regulatory authorities, and $0.3 million and $0.6 million, respectively, of escrow funds.

Total cash and cash equivalents and restricted cash and cash equivalents of $900.9 million presented in the statement of cash flows was comprised of cash and cash equivalents of $794.5 million and restricted cash and cash equivalents of $106.4 million on the balance sheet at December 31, 2023. Total cash and cash equivalents and restricted cash and cash equivalents of $1.2 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $1.1 billion and restricted cash and cash equivalents of $130.8 million on the balance sheet at December 31, 2022.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
4.Fair Value

Financial Instruments Subject to Fair Value Measurements

Accounting guidance over fair value measurements requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the "exit price"). Instruments that the Company owns are marked to bid prices.

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table presents the financial instruments measured on a recurring basis at fair value at December 31, 2023 and 2022:

	2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$708,250	$—	$708,250
U.S. states, territories and municipalities	—	4,370	—	4,370
Non-U.S. sovereign governments and supranationals	—	56,246	—	56,246
Corporate	—	863,876	—	863,876
Residential mortgage-backed securities - Agency	—	168,513	—	168,513
Residential mortgage-backed securities - Non-agency	—	4,984	—	4,984
Commercial mortgage-backed securities - Non-agency	—	10,423	—	10,423
Other asset-backed securities	—	14,606	—	14,606
Total fixed maturities	—	1,831,268	—	1,831,268
Short-term investments	—	428,878	—	428,878
Total	$—	$2,260,146	$—	$2,260,146

	2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$471,851	$—	$471,851
U.S. states, territories and municipalities	—	4,307	—	4,307
Non-U.S. sovereign governments and supranationals	—	12,952	—	12,952
Corporate	—	647,477	—	647,477
Residential mortgage-backed securities - Agency	—	96,410	—	96,410
Residential mortgage-backed securities - Non-agency	—	4,375	—	4,375
Commercial mortgage-backed securities - Non-agency	—	9,219	—	9,219
Other asset-backed securities	—	12,885	—	12,885
Total fixed maturities	—	1,259,476	—	1,259,476
Short-term investments	—	286,111	—	286,111
Total	$—	$1,545,587	$—	$1,545,587

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, receivables for investments sold, certain other assets, payables for investments purchased, and certain other liabilities approximate their fair values.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
5. Variable Interest Entities

TS Hamilton Fund

TS Hamilton Fund meets the definition of a VIE principally because the Managing Member does not hold substantive equity at risk in the entity but controls all of the decision making authority over it. Therefore, the Company assessed its ownership in the VIE to determine if it is the primary beneficiary. The Managing Member is a related party to the Company and collectively they hold all of the variable interest. The Company performed an assessment of all relevant facts and circumstances and determined that it is the entity within the related party group for whom substantially all of the activities of the VIE are conducted. As a result, the Company concluded that it is the primary beneficiary of TS Hamilton Fund.

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Balance - beginning of period	$119	$124	$150	$119
Withdrawals	(21,546)	(68,069)	(23)	(61,629)
Equity in earnings	14	14	(3)	31
Incentive allocation	21,546	68,050	—	61,629
Balance - end of period	$133	$119	$124	$150

The following table represents the total assets and total liabilities of TS Hamilton Fund at December 31, 2023 and 2022. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2023	2022
Assets
Cash and cash equivalents	$479,255	$800,239
Short-term investments	428,878	264,104
Investments in Two Sigma Funds, at fair value	851,470	740,736
Receivables for investments sold	41,087	—
Interest and dividends receivable	966	2,076
Total assets	1,801,656	1,807,155

Liabilities
Accounts payable and accrued expenses	191	291
Withdrawal payable	6,480	145,738
Payable for investments purchased	62,440	48,095
Total liabilities	69,111	194,124
Total net assets managed by TS Hamilton Fund	$1,732,545	$1,613,031

The withdrawal payable of $6.5 million and $145.7 million at December 31, 2023 and 2022, respectively, includes a redemption of $Nil and $145.7 million, respectively, due to Hamilton Re. The net balance is reported on the Company's consolidated balance sheet in "Payables to related parties".

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
6. Change in Fiscal Year End Comparative Reporting

The Company changed its fiscal year end as discussed in Note 2, Summary of Significant Accounting Policies. The following condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows and consolidated statements of shareholders' equity present the resulting one month transition period ended December 31, 2021 and the comparative results for the one month ended December 31, 2020.

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the one month period ended December 31, 2021 and 2020 are as follows:

	One Month Ended
	December 31,
($ in thousands, except per share information)	2021	2020 (unaudited)
Revenues
Net premiums earned	$98,631	$67,498
Net investment income (loss), net of income attributable to non-controlling interest	(36,745)	72,048
Other income (loss)	2,147	3,757
Total revenues	64,033	143,303

Expenses
Losses and loss adjustment expenses	56,650	44,925
Acquisition costs	23,992	17,534
General and administrative expenses	15,682	15,189
Other expenses	2,261	1,570
Total expenses	98,585	79,218

Income (loss) before income tax	(34,552)	64,085
Income tax expense	1,335	664
Net income (loss) attributable to common shareholders	$(35,887)	$63,421

Per share data
Basic earnings (loss) per share attributable to common shareholders	$(0.35)	$0.62
Diluted earnings (loss) per share attributable to common shareholders	$(0.35)	$0.61

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The Condensed Consolidated Statements of Cash Flows for the one month period ended December 31, 2021 and 2020 are as follows:

	One Month Ended
	December 31,
($ in thousands)	2021	2020 (unaudited)
Net cash used in operating activities	$(33,913)	$(20,765)

Net cash from investing activities	43,088	2,141

Net cash used in financing activities	(23)	(53)

Effect of exchange rate changes on cash and cash equivalents	46	1,409
Net increase (decrease) in cash and cash equivalents	9,198	(17,268)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	954,928	660,079
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$964,126	$642,811

The Consolidated Statements of Shareholders' Equity for the one month period ended December 31, 2021 and 2020 are as follows:

	One Month Ended
	December 31,
($ in thousands)	2021	2020 (unaudited)
Common shares
Balance, beginning and end of period	$1,025	$1,024

Additional paid-in capital
Balance, beginning of period	1,109,205	1,104,803
Repurchases of common shares	—	(34)
Share compensation expense	1,043	830
Balance, end of period	1,110,248	1,105,599

Accumulated other comprehensive loss
Balance, beginning and end of period	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	681,656	495,364
Net income (loss)	(35,890)	78,616
Net income attributable to non-controlling interest	3	(15,195)
Repurchases of common shares	—	(18)
Balance, end of period	645,769	558,767

Total shareholders’ equity	$1,752,601	$1,660,949

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
7. Goodwill and Intangible Assets

The following table provides a summary of the Company's goodwill and intangible assets:

($ in thousands)	Goodwill	Intangible Assets Subject to Amortization	Intangible Assets not Subject to Amortization	Total
Net balance, November 30, 2021	$24,884	$54,920	$37,208	$117,012
Plus: additions	—	800	—	800
Less: amortization	—	(1,200)	—	(1,200)
Net balance, December 31, 2021	24,884	54,520	37,208	116,612
Plus: additions	(802)	8,062	—	7,260
Less: impairment	(24,082)	—	—	(24,082)
Less: amortization	—	(12,832)	—	(12,832)
Net balance, December 31, 2022	—	49,750	37,208	86,958
Plus: additions	—	14,821	—	14,821
Less: amortization	—	(10,783)	—	(10,783)
Net balance, December 31, 2023	$—	$53,788	$37,208	$90,996

Gross balance, December 31, 2023	$—	$109,722	$37,208	$146,930
Accumulated amortization	—	(55,934)	—	(55,934)
Net balance, December 31, 2023	$—	$53,788	$37,208	$90,996

As at December 31, 2023, there was no goodwill recorded on the balance sheet. In the year ended December 31, 2022, the Company conducted its annual evaluation of recorded goodwill for impairment using both a market model and an income model and concluded that the associated reporting units’ fair value did not exceed their carrying value, and consequently recorded an impairment to goodwill of $24.1 million in the International segment. Impairment charges are recorded in the consolidated statement of operations for the year ended December 31, 2022 in the line "Impairment of goodwill".

The following tables present the components of goodwill and intangible assets at December 31, 2023 and 2022:

	2023
($ in thousands)	Gross Balance	Accumulated Amortization and Impairment	Net Balance
Intangible assets subject to amortization
Coverholder and broker relationships	$44,515	$(19,255)	$25,260
Internally developed software	44,519	(15,991)	28,528
Value of business acquired	13,309	(13,309)	—
Managing general agency contracts	7,379	(7,379)	—

Intangible assets not subject to amortization
Lloyd's syndicate capacity	35,583	—	35,583
Licenses	1,625	—	1,625
	$146,930	$(55,934)	$90,996

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

	2022
($ in thousands)	Gross Balance	Accumulated Amortization and Impairment	Net Balance
Intangible assets subject to amortization
Coverholder and broker relationships	$44,515	$(14,804)	$29,711
Internally developed software	29,698	(10,293)	19,405
Value of business acquired	13,309	(12,675)	634
Managing general agency contracts	7,379	(7,379)	—

Intangible assets not subject to amortization
Lloyd's syndicate capacity	35,583	—	35,583
Licenses	1,625	—	1,625
	$132,109	$(45,151)	$86,958

The Company's finite-lived intangible assets are amortized on a straight-line basis over their useful lives. As of December 31, 2023, the estimated weighted average amortization period by class consisted of coverholder and broker relationships (10 years) and internally-developed software (5 years). Costs incurred to renew or extend the assets' useful lives are expensed straight-line over the remaining life of the related asset or asset class. The weighted-average amortization period is 2.9 years and the estimated amortization expense for each of the five succeeding fiscal years and thereafter related to these assets is as follows:

($ in thousands) Year Ending December 31,	Estimated Amortization Expense
2024	$13,151
2025	12,109
2026	9,962
2027	8,880
2028	6,686
Thereafter	3,000
Total	$53,788

Intangible assets not subject to amortization consist of Lloyd's syndicate capacity and insurance licenses. The Company did not recognize any impairment losses as a result of the annual impairment review of indefinite-lived assets for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
8. Reinsurance

The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain loss and loss adjustment expenses, generally in excess of various retentions or on a proportional basis. Amounts recoverable under reinsurance contracts are recorded as assets. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on losses and loss adjustment expenses incurred:

	Premiums Written
	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Assumed	$838,547	$709,194	$40,938	$624,470
Direct	1,112,491	937,479	80,875	822,081
Ceded	(470,600)	(424,809)	(23,892)	(361,123)
Net	$1,480,438	$1,221,864	$97,921	$1,085,428

	Premiums Earned
	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Assumed	$742,378	$670,272	$57,731	$574,155
Direct	1,016,762	886,488	64,190	737,982
Ceded	(440,607)	(413,046)	(23,290)	(369,588)
Net	$1,318,533	$1,143,714	$98,631	$942,549

	Losses and Loss Adjustment Expenses
	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Gross losses and loss adjustment expenses	$972,347	$1,133,469	$78,691	$768,255
Losses and loss adjustment expenses ceded	(257,744)	(375,136)	(22,041)	(127,695)
Net	$714,603	$758,333	$56,650	$640,560

Allowance for Expected Credit Losses

Premiums receivable, paid losses recoverable, and unpaid losses and loss adjustment expenses recoverable comprise the Company's most significant credit exposures not carried at fair value. The Company has not historically experienced significant credit losses. In determining an allowance for these assets, the Company considers historical information in combination with counterparty financial strength ratings and the extent to which balances are collateralized. The Company assesses the risk of future default by evaluating current market conditions for the likelihood of default and calculates its provision for current expected credit losses under the probability of default and loss given default methodology.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At December 31, 2023, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $658.4 million. At December 31, 2022, the Company’s premiums receivable balance, net of credit provisions of $2.9 million, was $522.7 million.

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At December 31, 2023, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $145.2 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million. At December 31, 2022, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $90.7 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.8 million.

At December 31, 2023 and 2022, the distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	2023	2022
Collateralized	28.5%	33.8%
A- or better	71.0%	65.6%
Below A-	0.5%	0.6%
Total	100.0%	100.0%

At December 31, 2023 and 2022, the three largest balances by reinsurer accounted for 27%, 20% and 12%, and 31%, 17% and 11%, respectively, of paid and unpaid losses recoverable and loss adjustment expenses recoverable.

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

At December 31, 2023 and 2022, the balance of reinsurance recoverable on unpaid losses due under this LPT was $49.8 million and $59.2 million, respectively. Amortization of the deferred gain was income of $4.2 million, $1.9 million, $0.4 million and $18.0 million during the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Catastrophe Bond Reinsurance

In December 2020, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Singapore-domiciled Easton Re Pte, Ltd. ("Easton Re"), which provided the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re was from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded of $7.2 million, $6.3 million, $Nil and $7.8 million during the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively.

In December 2023, Hamilton Group sponsored a new industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. (also "Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. See Note 1, Organization for further details.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
9. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Gross unpaid losses and loss adjustment expenses, beginning of period	$2,856,275	$2,415,491	$2,379,027	$2,054,628
Reinsurance recoverable on unpaid losses	1,177,863	1,112,543	1,118,273	1,076,063
Net unpaid losses and loss adjustment expenses, beginning of period	1,678,412	1,302,948	1,260,754	978,565

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	730,220	778,936	56,650	628,781
Prior years	(15,617)	(20,603)	—	11,779
Total incurred	714,603	758,333	56,650	640,560

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	62,811	61,649	3,767	55,979
Prior years	501,987	315,537	11,082	255,543
Total paid	564,798	377,186	14,849	311,522

Foreign currency revaluation and other	40,743	(5,683)	393	(46,849)
Net unpaid losses and loss adjustment expenses, end of period	1,868,960	1,678,412	1,302,948	1,260,754
Reinsurance recoverable on unpaid losses	1,161,077	1,177,863	1,112,543	1,118,273
Gross unpaid losses and loss adjustment expenses, end of period	$3,030,037	$2,856,275	$2,415,491	$2,379,027

Net favorable prior year development of $15.6 million for the year ended December 31, 2023 was comprised of $10.4 million and $5.2 million of favorable prior year development on attritional and catastrophe losses, respectively. See below for further details:

•Net favorable development of $18.6 million on specialty contracts, driven by lower loss estimates across various classes; partially offset by
•Net unfavorable development of $4.6 million on property contracts, primarily driven by higher than expected claims related to Winterstorm Elliott and development on certain attritional claims, including claims arising from exited classes of business;
•Net unfavorable development of $3.4 million on casualty lines of business, reflecting modest unfavorable development on certain classes of business; and
•In addition, casualty business protected by the LPT discussed in Note 8, Reinsurance, benefited from $4.2 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $0.8 million, for a total net positive earnings impact of $5.0 million.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Net favorable prior year development of $20.6 million for the year ended December 31, 2022 was comprised of $17.4 million and $3.2 million of favorable prior year development on catastrophe and attritional losses, respectively. See below for further details:

•Net favorable development of $36.9 million on specialty contracts, driven by reductions in loss estimates across multiple classes;
•Net favorable development of $0.4 million on property contracts, related to $9.5 million of favorable development on Hurricane Ida that was partially offset by $7.0 million of unfavorable attritional loss development and $2.1 million of unfavorable development on various other catastrophes; partially offset by
•Net unfavorable development of $23.7 million on casualty lines of business, primarily related to discontinued business; and
•In addition, casualty business protected by the LPT discussed in Note 8, Reinsurance, recorded favorable gross development which was partially offset by amortization of the associated deferred gain, resulting in a net positive earnings impact of $7.0 million.

There was no prior year development for the month ended December 31, 2021.

Net unfavorable prior year development of $11.8 million for the year ended November 30, 2021 was comprised of $19.9 million of unfavorable prior year development on catastrophe losses, partially offset by $8.1 million of favorable prior year development on attritional losses. See below for further details:

•Net unfavorable development of $23.2 million on property contracts, driven by increases in loss estimates for Covid-19 and Hurricanes Laura, Sally, and Zeta;
•Net unfavorable development of $15.2 million on casualty contracts, driven by increased loss estimates; partially offset by
•Net favorable development of $33.4 million on specialty contracts, driven by lower than expected loss experience;
•Net favorable development of $7.8 million on loss adjustment reserves related to the 2019 business acquisition; and
•In addition, casualty business protected by the LPT discussed in Note 8, Reinsurance, recorded unfavorable gross development which was partially offset by amortization of the associated deferred gain, resulting in a net negative earnings impact of $14.6 million.

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 8, Reinsurance was recognized in the reconciliation of beginning and ending gross and net loss and LAE reserves.

The Company amortized acquisition costs of $309.1 million, $271.2 million, $24.0 million and $229.2 million for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively.

Ukraine Conflict

The estimate of net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict is subject to significant uncertainty. As at December 31, 2023 and 2022, recorded reserves relating to the Ukraine conflict totaled $64.9 million and $79.3 million, respectively.

Covid-19

Our Covid-19 losses also remain subject to significant uncertainty. Actual ultimate losses for these events may differ materially from the Company's current estimates. As at December 31, 2023 and 2022, recorded reserves relating to Covid-19 totaled $14.1 million and $39.0 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at December 31, 2023, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Reserving

The Company's reserve for losses and loss adjustment expenses consists of case reserves and IBNR reserves. Case reserves are reserves for reported losses and loss adjustment expenses that have not yet been settled. IBNR are reserves for incurred but not reported losses and loss adjustment expenses, and include reserves for reported losses in excess of case reserves.

Case Reserves

For reinsurance business, the Company typically receives loss notifications from its cedants in the form of loss bordereaux or individual loss notifications. These notifications generally include varying amounts of information about the nature and quantum of the loss, including paid amounts and estimates of outstanding loss. The Company records the estimates of outstanding loss from its cedants as case reserves. Typically there is a timing lag between the cedant establishing a reserve and notifying the loss to the Company. In addition, different cedants have different claims handling practices which result in case reserve estimates that vary in the level of embedded prudence.

For insurance business, the Company records a case reserve for the estimated amount of settlement. This amount is based on the judgment of the Company’s claims team and takes into account the class of business, nature of the claim and, if appropriate, the advice of specialist legal counsel and external loss adjusters, and includes the estimated expenses of settling the claim, such as legal and other fees. The Company may sometimes use third party claims administrators to handle claims and set case reserves, within defined authority levels and service level agreements. In syndicated markets such as Lloyd’s, the Company’s case reserve will be based in part on information provided by the lead insurer, where the Company is not an agreement party. Any adjustments to case reserves are accounted for as changes in estimates and recorded in the period in which such changes are identified.

IBNR Reserves

The Company establishes IBNR reserves for large events based on a number of different factors, including discussions with brokers and cedants, proprietary loss modelling and pricing software, estimates of market loss and market share, experience from historical large events and other information that can guide the estimates of loss reserves. The Company's actuaries may use other approaches in addition to those described, and supplement these methods with judgement where they deem appropriate, depending upon the characteristics of the class of business and available data. These estimates are reviewed periodically as new information emerges.
IBNR reserves for attritional losses are established using actuarial loss reserving techniques. These techniques include the loss development factor method, Bornheutter Ferguson method, the Initial Expected Loss Ratio method, and other techniques. These techniques rely on estimates of paid and reported loss development patterns and estimates of the loss ratio at the inception of the contract. The Company’s actuaries review the estimates of IBNR reserves on a quarterly basis and adjust the estimates as new information becomes available. Any such adjustments are accounted for as changes in estimates and recorded in the periods in which they become known.

To establish IBNR reserves for attritional losses, contracts are grouped into cohorts, or reserving classes, that have similar coverage, inception period and loss reporting characteristics. The paid and reported losses for these reserving classes are tracked over time against expectations and against the actuarial loss reserving indications and IBNR reserve selected for each cohort.

Claims Development and Frequency

For incurred and paid accident year claims denominated in foreign currency, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the following tables.
In determining the cumulative number of reported claims, the Company measures claim counts on its insurance business by individual claimant where information is available. The claim counts include all claims reported where the Company has identified a potential liability for the claim even if there is no existing reserve. Reinsurance business is typically written under either proportional (quota share arrangements) or non-proportional arrangements (excess of loss or other facultative covers).

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The Company typically does not have direct access to claim frequency information underlying its assumed quota share arrangements, given the nature of that business. In addition, multiple claims are often aggregated by the ceding company before being reported to the Company. The Company generally does not use claim frequency information in the determination of loss reserves or for other internal purposes relating to proportional business. In addition, the nature, size, terms and conditions of contracts entered into by the Company may change from one accident year to the next and the quantum of contractual or policy limits, and accordingly, the potential amount of losses and loss adjustment expenses associated with a reported claim, can range from nominal to significant, and therefore the Company does not believe providing claims frequency information is practicable as it relates to its proportional business.

The Company has developed claims frequency information associated with its non-proportional reinsurance contracts. In determining claims frequency for its excess-of-loss reinsurance contracts, claims counts include all claims reported by each insured where a reserve for losses and loss adjustment expenses has been recorded. The Company has assumed that claims below the loss layer of a contract are excluded; if an insured's claim impacts multiple layers of a contract, the Company considers each impact to be a separate claim, and for an insured loss impacting more than one operating subsidiary, each impact is considered a separate claim.

Claims Development

The information provided herein about incurred and paid accident year claims development, net of reinsurance, for the periods ended prior to December 31, 2023 and the annual percentage payouts of incurred claims by age, net of reinsurance, is presented as supplementary information. The following tables show the paid and incurred loss development by broad classification based on groupings of contracts that are similar in coverage and duration:

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
International Property
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended									As of December 31, 2023
	November 30,							December 31,		IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2015	$1	$1	$1	$—	$—	$—	$—	$—	$—	$—	2
2016		7,527	6,551	6,212	6,351	6,011	7,155	7,261	7,349	$31	903
2017			38,379	42,986	44,911	41,819	41,260	41,224	41,230	230	1,164
2018				24,037	26,191	24,873	24,537	24,542	24,466	1,655	1,120
2019					32,695	33,895	36,609	36,672	36,687	1,746	1,421
2020						134,743	144,201	143,676	143,418	10,630	2,201
2021							113,813	124,917	121,907	14,221	1,529
2022								81,324	74,560	20,374	1,031
2023									53,085	36,154	492
								Total	$502,702	$85,041	9,863
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		171	3,428	4,567	6,668	7,049	6,891	7,003	7,277
2017			9,249	29,283	34,363	40,193	39,984	40,832	40,900
2018				1,322	12,036	17,340	20,053	20,905	21,964
2019					8,307	21,106	20,940	25,818	32,942
2020						24,365	90,859	115,587	132,191
2021							23,564	63,784	101,064
2022								9,996	46,856
2023									5,502
								Total	$388,696
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance									$114,006

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)
	16%	42%	20%	13%	7%	2%	—%	4%
(1)	Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
International Casualty
($ in thousands, except claim count)

The following table discloses losses incurred, losses paid and claims data excluding the impact of the loss portfolio transfer discussed in further detail in Note 8, Reinsurance.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended									As of December 31, 2023
	November 30,							December 31,		IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2016		171	278	243	342	342	342	388	367	222	32
2017			648	5,187	7,354	6,332	5,857	5,121	5,079	413	73
2018				697	5,890	5,686	4,941	4,351	4,453	374	543
2019					19,882	19,199	18,867	18,112	16,817	1,638	2,645
2020						28,692	24,123	17,870	19,426	2,543	3,546
2021							101,549	109,013	107,024	85,506	3,370
2022								144,543	145,030	109,483	3,382
2023									145,783	121,965	3,238
								Total	$443,979	$322,144	16,829
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	82	—	—	—	—	—
2017			—	22	629	2,285	2,406	3,964	4,043
2018				35	439	2,266	3,167	3,800	4,011
2019					177	2,719	6,813	13,332	14,992
2020						3,363	8,420	12,480	16,706
2021							795	11,243	20,080
2022								3,240	9,452
2023									5,240
								Total	$74,524
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance									$369,455

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)
	3%	8%	13%	29%	9%	18%	1%	—%
(1)	Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
International Specialty
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended									As of December 31, 2023
	November 30,							December 31,		IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2015	$—	$93	$138	$218	$212	$144	$149	$94	$100	$—	65
2016		2,534	4,771	5,383	5,232	5,370	3,668	3,367	3,325	31	766
2017			22,378	17,430	16,943	15,256	22,030	25,397	27,714	730	1,300
2018				31,724	30,606	29,176	33,129	37,834	42,995	704	1,587
2019					108,035	109,971	104,017	97,777	95,702	6,521	2,728
2020						119,790	116,242	106,774	105,314	10,628	2,864
2021							124,844	136,998	138,471	43,598	2,939
2022								129,423	119,581	51,235	2,478
2023									178,429	132,862	1,289
								Total	$711,631	$246,309	16,016
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2015	$—	$16	$62	$119	$147	$150	$150	$94	$94
2016		248	2,141	4,000	3,098	3,446	3,600	3,265	3,265
2017			2,427	8,992	16,986	21,763	21,256	23,043	25,858
2018				2,054	17,155	30,652	30,839	35,614	40,792
2019					14,076	59,152	77,532	78,807	86,733
2020						12,218	53,425	84,864	94,657
2021							9,743	45,838	67,950
2022								9,001	41,596
2023									17,943
								Total	$378,888
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance									$332,743

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)
	10%	33%	23%	6%	7%	10%	8%	(2)%
(1)	Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Bermuda Property
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2023
	November 30,								December 31,		IBNR (1)	Cumulative Number of Reported Claims
Accident year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2014	$19,416	$20,563	$19,374	$17,894	$17,723	$17,727	$17,662	$17,424	$17,440	$17,437	$—	49
2015		29,519	17,011	12,664	12,195	7,828	6,494	6,468	6,439	5,668	—	41
2016			56,248	39,028	37,689	36,081	35,212	36,424	35,698	35,155	4	107
2017				100,840	98,208	93,419	81,078	79,511	83,438	83,626	615	272
2018					69,118	83,023	79,102	79,015	74,200	70,863	429	233
2019						23,664	48,629	58,264	59,009	57,180	2,033	140
2020							113,895	122,350	127,424	125,957	7,839	280
2021								147,349	163,291	158,148	16,755	205
2022									183,258	209,851	49,850	229
2023										103,207	53,581	68
									Total	$867,092	$131,106	1,624
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,								December 31,
Accident year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2014	$8,047	$14,310	$15,920	$16,592	$17,005	$17,240	$17,313	$17,377	$17,419	$17,419
2015		1,775	4,664	5,163	5,297	5,417	5,608	5,630	5,646	5,647
2016			12,840	25,596	29,623	31,685	32,882	33,985	34,609	34,741
2017				24,533	90,864	71,190	82,940	71,795	75,524	78,356
2018					12,631	71,557	85,660	67,547	65,583	67,410
2019						2,401	32,433	38,002	46,504	49,705
2020							13,253	48,246	75,445	104,870
2021								16,080	71,293	106,089
2022									35,261	109,215
2023										26,199
									Total	$599,651
			Outstanding liabilities for accident year 2013 and prior, net of reinsurance							$40
			Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$267,481

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	18%	45%	12%	9%	(3)%	3%	3%	—%	—%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Bermuda Casualty
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2023
	November 30,								December 31,		IBNR (1)	Cumulative Number of Reported Claims
Accident year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2014	$13,350	$13,408	$18,549	$12,871	$18,254	$19,966	$16,478	$16,552	$16,631	$24,475	$1,569	7
2015		19,729	18,378	31,722	30,525	38,780	39,509	50,742	49,692	41,835	9,062	35
2016			44,749	50,174	54,551	54,883	57,099	56,571	60,536	55,193	6,917	7
2017				85,123	96,716	101,802	105,869	113,845	126,429	138,131	12,038	37
2018					101,827	116,054	123,517	122,003	132,004	133,735	23,448	29
2019						85,787	96,535	101,905	101,020	105,609	36,330	18
2020							82,179	84,742	88,638	88,825	37,197	21
2021								69,924	79,272	80,188	48,917	7
2022									110,673	110,424	93,694	3
2023										170,569	153,732	25
									Total	$948,984	$422,904	189
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,								December 31,
Accident year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2014	$776	$2,026	$3,330	$4,687	$6,223	$10,512	$12,847	$13,336	$13,846	$23,812
2015		708	2,111	3,569	11,246	16,953	18,828	25,671	34,198	30,726
2016			1,541	5,169	12,678	20,504	27,103	35,482	39,381	41,115
2017				3,792	10,961	22,829	50,471	70,548	91,855	106,013
2018					3,782	22,800	50,903	66,889	70,939	87,677
2019						3,965	11,094	23,445	36,161	53,528
2020							5,417	14,495	19,713	35,047
2021								1,934	4,523	11,255
2022									696	4,744
2023										2,025
									Total	$395,942
		Outstanding liabilities for accident year 2013 and prior, net of reinsurance								$47
		Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance								$553,089

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	3%	7%	11%	15%	11%	13%	10%	9%	(4)%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Bermuda Specialty
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2023
	November 30,								December 31,		IBNR (1)	Cumulative Number of Reported Claims
Accident year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2014	$11,857	$12,478	$10,293	$8,377	$9,123	$8,865	$8,730	$8,612	$8,540	$8,594	$—	19
2015		27,712	26,686	19,347	19,240	17,467	16,820	15,383	15,672	15,289	31	39
2016			38,154	34,919	28,984	23,211	19,854	16,865	15,849	15,853	650	58
2017				57,663	44,254	36,329	29,628	24,489	26,829	27,340	961	74
2018					58,959	52,742	48,477	45,178	38,695	39,937	1,494	88
2019						62,474	56,425	48,991	49,175	48,529	3,908	101
2020							63,432	56,970	52,262	54,681	5,184	111
2021								53,898	46,105	35,653	12,686	31
2022									117,717	114,398	85,491	57
2023										62,287	52,847	20
									Total	$422,561	$163,252	598
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,								December 31,
Accident year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
2014	$2,218	$7,196	$6,767	$6,362	$7,454	$7,503	$7,519	$8,208	$8,313	$8,418
2015		3,330	8,638	13,136	13,115	14,192	14,397	14,432	14,767	14,832
2016			2,938	8,661	5,632	10,814	13,116	13,589	13,810	14,413
2017				2,217	10,194	14,114	16,417	17,726	22,638	24,384
2018					7,607	19,326	25,826	28,223	27,789	33,653
2019						6,373	20,505	29,083	36,472	45,062
2020							9,160	25,585	32,653	43,226
2021								3,862	7,248	15,938
2022									3,465	17,086
2023										5,028
									Total	$222,040
					Outstanding liabilities for accident year 2013 and prior, net of reinsurance					$624
					Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$201,145

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	11%	23%	15%	13%	9%	11%	3%	4%	1%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Reconciliation

December 31,
($ in thousands)	2023
Net outstanding liabilities
International - Property	$114,006
International - Casualty	369,455
International - Specialty	332,743
Bermuda - Property	267,481
Bermuda - Casualty	553,089
Bermuda - Specialty	201,145
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	1,837,919

Reinsurance recoverable on unpaid claims
International - Property	57,200
International - Casualty	642,090
International - Specialty	181,977
Bermuda - Property	45,112
Bermuda - Casualty	169,672
Bermuda - Specialty	65,026
Total reinsurance recoverable on unpaid claims	1,161,077

Other insurance lines	4,619
Unallocated loss adjustment expenses	26,422
31,041

Total gross liability for unpaid losses and loss adjustment expenses	$3,030,037

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
10. Segment Reporting

The Company has determined its reportable business segments based on the information used by management in assessing performance and allocating resources to underwriting operations and has identified two reportable business segments - International and Bermuda. Each of the Company's identified reportable segments has a Chief Executive Officer who is responsible for the overall profitability of their segment and who regularly reports and is directly accountable to the chief operating decision maker: the Chief Executive Officer of the consolidated group.
The Company evaluates reportable segment performance based on their respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses, net of third party fee income. General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As the Company does not manage its assets by reportable segment, investment income and assets are not allocated to reportable segments.

The Company's core business is underwriting and its underwriting results are reflected in its reportable segments: (1) International, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from the Company’s London, Dublin, and Hamilton Select operations; and (2) Bermuda, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from Hamilton Re, Bermuda and Hamilton Re US and subsidiaries. The Company considers many factors, including the nature of each segment’s products, client types, production sources, distribution methods and the regulatory environment, in determining the aggregated operating segments.

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), net gain on sale of equity method investment, other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, impairment of goodwill, amortization of intangible assets, interest expense, and income tax expense (benefit).

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
For the Year Ended December 31, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$1,105,522	$845,516	$—	$1,951,038
Net premiums written	$770,399	$710,039	$—	$1,480,438
Net premiums earned	$703,508	$615,025	$—	$1,318,533
Third party fee income	9,685	8,549	—	18,234
Losses and loss adjustment expenses	362,137	352,466	—	714,603
Acquisition costs	186,698	122,450	—	309,148
Other underwriting expenses	127,402	55,763	—	183,165
Underwriting income (loss)	$36,956	$92,895	$—	$129,851
Net realized and unrealized gains (losses) on investments			209,399	209,399
Net investment income (loss)			30,456	30,456
Net gain on sale of equity method investment			211	211
Other income (loss), excluding third party fee income			397	397
Net foreign exchange gains (losses)			(6,185)	(6,185)
Corporate expenses			(76,691)	(76,691)
Amortization of intangible assets			(10,783)	(10,783)
Interest expense			(21,434)	(21,434)
Income (loss) before income tax				255,221
Income tax (expense) benefit			25,066	25,066
Net income (loss)				280,287
Net income (loss) attributable to non-controlling interest			21,560	21,560
Net income (loss) attributable to common shareholders				$258,727

Key Ratios
Attritional loss ratio - current year	53.2%	51.1%		52.2%
Attritional loss ratio - prior year development	(3.5)%	2.3%		(0.8)%
Catastrophe loss ratio - current year	1.5%	5.1%		3.2%
Catastrophe loss ratio - prior year development	0.3%	(1.2)%		(0.4)%
Loss and loss adjustment expense ratio	51.5%	57.3%		54.2%
Acquisition cost ratio	26.5%	19.9%		23.4%
Other underwriting expense ratio	16.7%	7.7%		12.5%
Combined ratio	94.7%	84.9%		90.1%

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
For the Year Ended December 31, 2022	International	Bermuda	Corporate	Total
Gross premiums written	$933,241	$713,432	$—	$1,646,673
Net premiums written	$635,773	$586,091	$—	$1,221,864
Net premiums earned	$623,047	$520,667	$—	$1,143,714
Third party fee income	11,430	201	—	11,631
Losses and loss adjustment expenses	335,484	422,849	—	758,333
Acquisition costs	170,571	100,618	—	271,189
Other underwriting expenses	108,239	49,301	—	157,540
Underwriting income (loss)	$20,183	$(51,900)	$—	$(31,717)
Net realized and unrealized gains (losses) on investments			86,357	86,357
Net investment income (loss)			(21,487)	(21,487)
Net gain on sale of equity method investment			6,991	6,991
Other income (loss), excluding third party fee income			(315)	(315)
Net foreign exchange gains (losses)			6,137	6,137
Corporate expenses			(20,142)	(20,142)
Impairment of goodwill			(24,082)	(24,082)
Amortization of intangible assets			(12,832)	(12,832)
Interest expense			(15,741)	(15,741)
Income (loss) before income tax				(26,831)
Income tax (expense) benefit			(3,104)	(3,104)
Net income (loss)				(29,935)
Net income (loss) attributable to non-controlling interest			68,064	68,064
Net income (loss) attributable to common shareholders				$(97,999)

Key Ratios
Attritional loss ratio - current year	50.9%	52.9%		51.8%
Attritional loss ratio - prior year development	(4.8)%	5.1%		(0.3)%
Catastrophe loss ratio - current year	7.2%	27.1%		16.3%
Catastrophe loss ratio - prior year development	0.5%	(3.9)%		(1.5)%
Loss and loss adjustment expense ratio	53.8%	81.2%		66.3%
Acquisition cost ratio	27.4%	19.3%		23.7%
Other underwriting expense ratio	15.5%	9.4%		12.8%
Combined ratio	96.7%	109.9%		102.8%

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
One Month Ended December 31, 2021	International	Bermuda	Corporate	Total
Gross premiums written	$87,294	$34,519	$—	$121,813
Net premiums written	$67,599	$30,322	$—	$97,921
Net premiums earned	$62,372	$36,259	$—	$98,631
Third party fee income	1,386	(37)	—	1,349
Losses and loss adjustment expenses	33,888	22,762	—	56,650
Acquisition costs	17,192	6,800	—	23,992
Other underwriting expenses	10,377	3,480	—	13,857
Underwriting income (loss)	$2,301	$3,180	$—	$5,481
Net realized and unrealized gains (losses) on investments			(33,526)	(33,526)
Net investment income (loss)			(3,222)	(3,222)
Other income (loss), excluding third party fee income			782	782
Net foreign exchange gains (losses)			16	16
Corporate expenses			(1,825)	(1,825)
Amortization of intangible assets			(1,200)	(1,200)
Interest expense			(1,061)	(1,061)
Income (loss) before income tax				(34,555)
Income tax (expense) benefit			(1,335)	(1,335)
Net income (loss)				(35,890)
Net income (loss) attributable to non-controlling interest			(3)	(3)
Net income (loss) attributable to common shareholders				$(35,887)

Key Ratios
Attritional loss ratio - current year	46.1%	51.3%		48.0%
Attritional loss ratio - prior year development	—%	—%		—%
Catastrophe loss ratio - current year	8.2%	11.5%		9.4%
Catastrophe loss ratio - prior year development	—%	—%		—%
Loss and loss adjustment expense ratio	54.3%	62.8%		57.4%
Acquisition cost ratio	27.6%	18.8%		24.3%
Other underwriting expense ratio	14.4%	9.7%		12.7%
Combined ratio	96.3%	91.3%		94.4%

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
For the Year Ended November 30, 2021	International	Bermuda	Corporate	Total
Gross premiums written	$892,292	$554,259	$—	$1,446,551
Net premiums written	$640,816	$444,612	$—	$1,085,428
Net premiums earned	$557,139	$385,410	$—	$942,549
Third party fee income	20,672	350	—	21,022
Losses and loss adjustment expenses	352,859	287,701	—	640,560
Acquisition costs	154,969	74,244	—	229,213
Other underwriting expenses	112,055	37,767	—	149,822
Underwriting income (loss)	$(42,072)	$(13,952)	$—	$(56,024)
Net realized and unrealized gains (losses) on investments			352,193	352,193
Net investment income (loss)			(43,217)	(43,217)
Net gain on sale of equity method investment			54,557	54,557
Other income (loss), excluding third party fee income			(11)	(11)
Net foreign exchange gains (losses)			6,442	6,442
Corporate expenses			(22,472)	(22,472)
Impairment of goodwill			(936)	(936)
Amortization of intangible assets			(13,431)	(13,431)
Interest expense			(14,897)	(14,897)
Income (loss) before income tax				262,204
Income tax (expense) benefit			(12,365)	(12,365)
Net income (loss)				249,839
Net income (loss) attributable to non-controlling interest			61,660	61,660
Net income (loss) attributable to common shareholders				$188,179

Key Ratios
Attritional loss ratio - current year	50.4%	52.0%		51.1%
Attritional loss ratio - prior year development	0.1%	(2.3)%		(0.9)%
Catastrophe loss ratio - current year	10.7%	22.8%		15.7%
Catastrophe loss ratio - prior year development	2.1%	2.1%		2.1%
Loss and loss adjustment expense ratio	63.3%	74.6%		68.0%
Acquisition cost ratio	27.8%	19.3%		24.3%
Other underwriting expense ratio	16.4%	9.7%		13.7%
Combined ratio	107.5%	103.6%		106.0%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
International
Lloyd's of London	$677,415	$561,432	$49,405	$559,914
Ireland	349,896	345,088	37,889	332,378
U.S.	78,211	26,721	—	—
Total International	1,105,522	933,241	87,294	892,292
Bermuda	845,516	713,432	34,519	554,259
Total	$1,951,038	$1,646,673	$121,813	$1,446,551

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
11. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the renegotiated Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of December 31, 2023, the outstanding loan balance was $150.0 million, the fair value was $151.0 million, the unamortized issuance costs were $0.2 million, and the Company was in compliance with all covenants.

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of $0.1 million or less in each of the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re Ltd entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments respectively, with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On August 8, 2023, letter of credit capacity under this facility was increased to $200 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At December 31, 2023, there were no loan amounts outstanding under this facility. Letters of credit issued under the facility bear interest at a rate of 150 basis points, while revolving loans, if issued, are subject to a fee of SOFR plus a margin of 185 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 22.5 basis points. Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
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

In addition, on October 27, 2023, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The FAL LOC Facility was increased to $230 million for an additional one year term that expires on October 27, 2024. The facility bears a fee of 162.5 basis points on the borrowed amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at December 31, 2023.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities at December 31, 2023, and associated securities pledged, were as follows:

($ in thousands)	2023
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	694,681

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$241,711
Pledged interests in fixed income portfolio	229,387
Cash	1,624
The Company has recognized interest expense related to the above debt and credit facilities of $21.4 million, $15.7 million, $1.1 million and $14.9 million for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
12. Share Capital

Authorized and Issued

Hamilton Group’s share capital at December 31, 2023 and 2022 is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2023: 150,000,000 and 2022: 135,000,000)
Issued, outstanding and fully paid:	2023	2022
Class A common shares (2023: 28,644,807 and 2022: 30,520,078)	$286	$305
Class B common shares (2023: 56,036,067 and 2022: 42,042,155)	560	420
Class C common shares (2023: 25,544,229 and 2022: 30,525,626)	255	305
Total	$1,101	$1,030

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - November 30, 2020	53,793,690	81,206,310	—	—	135,000,000
Share class conversions	—	(34,307,698)	34,307,698	—	—
Balance - November 30, 2021	53,793,690	46,898,612	34,307,698	—	135,000,000
Balance - December 31, 2021	53,793,690	46,898,612	34,307,698	—	135,000,000
Share class conversions	200,000	3,582,072	(3,782,072)	—	—
Balance - December 31, 2022	53,993,690	50,480,684	30,525,626	—	135,000,000
Increased in authorized share capital	—	15,000,000	—	—	15,000,000
Share class conversions	(25,348,883)	6,856,668	(4,981,397)	23,473,612	—
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - November 30, 2020	30,320,078	72,134,229	—	102,454,307
Share class conversions	—	(34,307,698)	34,307,698	—
Vesting of awards	—	439,936	—	439,936
Employee and director share purchases	—	65,808	—	65,808
Director share awards granted	—	46,086	—	46,086
Share repurchases	—	(465,368)	—	(465,368)
Balance - November 30, 2021	30,320,078	37,912,993	34,307,698	102,540,769
Director share awards granted	—	22,273	—	22,273
Balance - December 31, 2021	30,320,078	37,935,266	34,307,698	102,563,042
Share class conversions	200,000	3,582,072	(3,782,072)	—
Vesting of awards	—	580,935	—	580,935
Employee and director share purchases	—	22,750	—	22,750
Director share awards granted	—	25,805	—	25,805
Share repurchases	—	(104,673)	—	(104,673)
Balance - December 31, 2022	30,520,078	42,042,155	30,525,626	103,087,859
Share class conversions	(1,875,271)	6,856,668	(4,981,397)	—
IPO shares issued	—	6,250,000	—	6,250,000
Vesting of awards	—	735,013	—	735,013
Exercise of warrants	—	271,097	—	271,097
Director share awards granted	—	44,892	—	44,892
Share repurchases	—	(163,758)	—	(163,758)
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of the Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and the Bye-laws, a maximum of 14.92% of the total combined voting power). In addition, the Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company or any direct or indirect shareholder or its affiliates.

The Company Bye-laws provide for the automatic redesignation of shares upon any transfer, whether or not for value, from (i) Class A common shares to Class B common shares and from (ii) Class C common shares to Class B common shares. Upon notice from a Class A Member to the Company that certain Class B common shares are held by a Class A Member or a Permitted Transferee thereof, if so requested by the Class A Member and upon approval by a Simple Majority of the Board, such Class B common shares shall convert automatically into the same number of Class A common shares. The number of authorized and issued Class B common shares shall be reduced by the aggregate number of such issued Class B common shares so converted and the number of authorized and issued Class A common shares shall be correspondingly increased by the same amount. Upon notice from a Class A Member and/or Class B Member to the Company and upon approval by a Simple Majority of the Board, such consent not to be unreasonably withheld or unduly delayed, such Class A common shares and/or Class B common shares shall be redesignated as Class C common shares. In such instance, the authorized and issued number of Class A common shares and/or Class B common shares shall be reduced by the aggregate number of such shares so converted and the number of Class C common shares shall be correspondingly increased by the same amount. Upon notice from a Class C Member to the Company and upon approval of a Simple Majority of the Board, such consent not to be unreasonably withheld or unduly delayed, such Class C common shares shall be redesignated Class B common shares. In such instance, the authorized and issued number of Class C common shares shall be reduced by the aggregate number of such Class C common shares so converted and the number of authorized and issued Class B common shares shall be correspondingly increased by the same amount.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
13. Stock Incentive Plans

The Company was authorized to issue restricted stock units ("RSUs"), performance stock units ("PSUs"), restricted stock awards ("RSAs"), warrants, stock options ("options"), stock appreciation rights, and stock bonus awards to its employees and directors under the 2013 Equity Incentive Plan. In connection with the Company's IPO, the Company's Board of Directors adopted, and the shareholders approved, the 2023 Equity Incentive Plan, under which the Company is authorized to issue RSUs, PSUs, RSAs, options (including incentive stock options and non-qualified stock options), stock appreciation rights, stock bonus awards, other stock-based awards, or any combination thereof. The 2023 Equity Incentive Plan became effective upon the completion of the IPO and replaced the 2013 Equity Incentive Plan. No new awards will be granted under the 2013 Equity Incentive Plan.

The total number of Class B common shares available for issuance under the 2023 Equity Incentive Plan will be increased on the first day of each fiscal year for a period of not more than nine years, commencing on the first day of the second fiscal year following the date on which the 2023 Equity Incentive Plan is adopted in an amount equal to the lesser of (i) two percent (2%) of the outstanding Class B common shares on the last day of the immediately preceding fiscal year, and (ii) such number of Class B common shares as determined by the Company's Board of Directors (or a committee thereof) in its discretion. As of December 31, 2023, 8,194,773 Class B common shares are available for issuance of awards of all types.

The following table presents the compensation expense recognized relating to each award type:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Share-based compensation expense:
RSUs	$11,358	$10,884	$911	$8,068
VAP RSUs	30,352	—	—	—
PSUs	2,668	(100)	132	815
Total share-based compensation expense:	44,378	10,784	1,043	8,883
Tax benefit	(1,251)	(1,074)	(76)	(621)
Share-based compensation expense, net of taxes:	$43,127	$9,710	$967	$8,262

The following table presents the unrecognized compensation expense relating to each award type as at December 31, 2023 and the weighted-average period in years over which it is expected to be recognized.

	December 31, 2023
($ in thousands, except for weighted-average recognition period)	Unrecognized Share-based Compensation Expense	Weighted-Average Recognition Period (in years)
Unrecognized share-based compensation expense:
RSUs	$8,037	2.0
VAP RSUs	14,605	0.8
PSUs	7,136	2.3
Total unrecognized share-based compensation expense:	$29,778

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

Restricted Stock Units

During the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, the Company granted employees and directors RSUs with a total estimated fair value of $14.2 million, $11.8 million, $Nil, and $9.6 million, respectively, which generally vest over a three-year period.

The following table presents a roll forward of the Company’s RSUs based on expected vesting:

	Year Ended December 31, 2023
	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance, beginning of year	1,360,769	$14.75
Granted	1,026,113	$13.87
Vested	(658,654)	$15.18
Forfeited	(67,250)	$14.16
Balance, end of year	1,660,978	$14.06

Value Appreciation Pool Restricted Stock Units

The Value Appreciation Pool ("VAP") was a long-term incentive compensation plan that rewarded employees with 10% of any increase in the multiple of the Company's estimated fair market value to GAAP shareholders' equity between the December 1, 2020 VAP inception date, and either an interim trigger event or the ultimate plan maturity on December 31, 2025. A total of 10.0 million units were available for issuance under this plan.

With effect from March 10, 2023, the VAP was revised to include an Underpin, such that if the ratio of the Company's estimated fair market value to GAAP shareholders' equity on the trigger event date was less than 1.15, the value of the award was to be calculated with reference to a minimum ratio of 1.15 in order to provide for a minimum payment in respect of the award.

As a then-nonpublic entity, the VAP was initially measured as a liability award at intrinsic value and therefore no compensation cost was recorded over the period December 1, 2020 to March 31, 2023. On May 15, 2023, the Company became a public entity as defined in ASC 718, Stock Compensation, and the VAP was remeasured at fair value. The resulting catch-up expense relating to the period December 1, 2020 to May 15, 2023 was recorded as an adjustment to opening retained earnings. The fair value of the compensation cost was re-estimated at each subsequent reporting date and recognized over the period for which the employee was required to provide services in exchange for the award, with any changes recorded in compensation expense by a cumulative catch-up adjustment.

In the fourth quarter of 2023, the Company consummated an IPO of its Class B common shares and, on November 10, 2023, closed its first day of trading. Completion of the IPO is one of the specified VAP trigger events and the Underpin came into effect for all VAP participants (528 at the time of the IPO). The fair value of the VAP on November 10, 2023, as calculated with reference to the terms of the VAP plan, was $5.16 per VAP unit and there were 9.5 million units issued and outstanding on that date.

In accordance with the Compensation Committee's decision that VAP award would be settled in shares if triggered by an IPO, the VAP became subject to equity award accounting and the total trigger event date VAP value of $49.1 million was divided by the 30-day post IPO average closing market share price of $15.32 to determine the number of RSUs (the "VAP RSUs") granted in extinguishment of the VAP units. The VAP RSUs vest in two tranches, subject to continued service: 50% on each of the first and second anniversaries of the November 10, 2023 trigger event. Participants who leave prior to vesting forfeit any previously unsettled portion of their awards. During the year ended December 31, 2023, the Company recorded compensation expense of $34.5 million. $4.2 million of this expense was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table presents a roll forward of the Company’s VAP RSUs based upon expected vesting:

	Year Ended December 31, 2023
	Number of VAP RSUs	Weighted-Average Grant Date Fair Value
Balance, beginning of year	—	$—
Granted	3,193,525	$15.32
Forfeited	(46,018)	$15.32
Balance, end of year	3,147,507	$15.32

Performance Stock Units
During the years ended December 31, 2023 and 2022, and the year ended November 30, 2021, the Company granted PSUs that vest and settle on the third January 1st following their grant dates and entitle participants to between 0-200% of the target award. Settlement of the PSUs is subject to achievement of defined performance metrics and to each participant's continued employment through each vesting date. The performance payout calculation is subject to specified adjustments and is ultimately adjustable at the discretion of the Compensation Committee.

During the year ended December 31, 2023, the Company also granted PSUs that vest and settle on November 10, 2026, subject to achievement of defined performance metrics and the participant's continued employment through each vesting date. All other significant terms and conditions are consistent with the PSUs described above.

There were no PSUs granted during the month ended December 31, 2021.

During the year ended November 30, 2018, the Company also granted PSUs that vest in equal installments on the third, fourth and fifth January 1st following their respective grant dates, subject to achievement of defined performance metrics and the participant's continued employment through each vesting date. All other significant terms and conditions are consistent with the PSUs described above.

The following table presents a grant-date summary of the PSUs awarded to certain employees of the Company:

	Years Ended		Years Ended
	December 31,		November 30,
($ in thousands)	2023	2022	2021	2020	2019
Performance units granted	516,542	206,166	188,796	228,135	123,207
Potential maximum share payout	1,033,084	412,332	377,592	456,270	246,414
Aggregate grant date fair value	$7,392	$2,732	$2,502	$4,022	$2,209

The following table presents an inception-to-date roll forward of the Company’s unvested PSUs based upon expected vesting percentages:

	Grant Period
	Years Ended		Years Ended
	December 31,		November 30,
	2023	2022	2021	2020	2019	2018
Unvested PSUs at target, grant date	516,542	206,166	188,796	228,135	123,207	258,951
Vested	—	—	—	(51,469)	(10,904)	(74,673)
Forfeited	—	(24,494)	(58,960)	(137,109)	(97,245)	(161,240)
Change in expected performance factor	—	(36,334)	(97,377)	(39,557)	(15,058)	(23,038)
Unvested PSUs at current expected performance percentage	516,542	145,338	32,459	—	—	—

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Warrants

The Company's outstanding warrants were issued in 2014, have a 10-year term and are all vested and exercisable. Each warrant entitles the holder to purchase one common share of Hamilton Group at an exercise price of $10.00. The following table presents a summary of the Company's outstanding and exercisable warrants:

(Intrinsic value in $ in thousands)	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Total Intrinsic Value	Weighted-Average Remaining Contractual Term
Warrants outstanding and exercisable, beginning of year	1,152,500	$10.00	$4.44	$4,287	1.3
Exercised	(342,500)	$10.00	$4.27	$2,398
Warrants outstanding and exercisable, end of year	810,000	$10.00	$4.52	$4,010	0.3

Board of Directors' Fees

The Company pays a portion of its board of directors fees in shares at each director's option. Expense relating to stock-settled directors' fees for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021 was $0.6 million, $0.7 million, less than $0.1 million, and $0.7 million, respectively.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands, except share information)	2023	2022	2021	2021
Numerator:
Net income (loss) attributable to common shareholders	$258,727	$(97,999)	$(35,887)	$188,179

Denominator:
Weighted average common shares outstanding - basic	104,563	103,062	102,563	102,597
Effect of dilutive securities	1,640	—	—	936
Weighted average common shares outstanding - diluted	106,203	103,062	102,563	103,533

Income (loss) per common share - basic:	$2.47	$(0.95)	$(0.35)	$1.83
Income (loss) per common share - diluted:	$2.44	$(0.95)	$(0.35)	$1.82

For the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, common shares available for issuance under share-based compensation plans of 0.4 million, 3.0 million, 2.7 million and fewer than 0.1 million, respectively, were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
15. Income Taxes

Hamilton Group and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda in 2023 and prior. On December 27, 2023, Bermuda enacted a 15% corporate income tax that will generally become effective on January 1, 2025. The legislation defers the effective date until 2030 for Bermuda companies that meet certain requirements. Hamilton Group expects to meet the requirements to remain exempt until 2030. The legislation includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime with respect to which the Company has recorded a deferred tax asset in the fourth quarter of 2023 of $35.1 million which it expects to utilize to reduce future taxes paid. The Company expects to incur increased taxes in Bermuda beginning in 2030.

Hamilton Group has global subsidiaries and branches that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which Hamilton Group’s subsidiaries and branches are currently subject to tax are the United Kingdom, Ireland and the United States. The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states, and certain foreign jurisdictions.

Income (loss) before taxes by tax jurisdiction is as follows:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Jurisdiction
Domestic:
Bermuda	$247,113	$66,823	$(30,921)	$312,901
Foreign:
United States	(2,263)	(23,540)	470	38,268
United Kingdom	12,362	(67,213)	(956)	(85,416)
Ireland	(1,991)	(2,901)	(2,173)	(4,108)
Dubai	—	—	(975)	559
Income (loss) before income tax	$255,221	$(26,831)	$(34,555)	$262,204

Income tax expense (benefit) consists of the following components:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Current - Bermuda	$10,376	$2,625	$1,033	$10,488
Current - United States	537	1,818	165	2,418
Current - United Kingdom	61	48	221	(1,754)
Current - Ireland	92	(122)	—	48
Total current tax	11,066	4,369	1,419	11,200

Deferred - Bermuda	(35,063)	—	—	—
Deferred - United States	—	705	73	(776)
Deferred - United Kingdom	(1,087)	(1,927)	(153)	1,984
Deferred - Ireland	18	(43)	(4)	(43)
Total deferred tax	(36,132)	(1,265)	(84)	1,165
Total income tax expense (benefit)	$(25,066)	$3,104	$1,335	$12,365

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table presents a reconciliation of taxes calculated using the 0% Bermudian statutory rate (the tax rate at which the majority of Hamilton Group's worldwide operations are taxed) to the income tax expense (benefit) on pre-tax income (loss):

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Expected tax provision at Bermuda statutory tax rate of 0%	$—	$—	$—	$—
Permanent differences:
Taxes on earnings subject to rate other than Bermuda statutory rate	2,182	(18,077)	(355)	(8,706)
Change in valuation allowance	(3,567)	17,060	1,437	20,458
Impairment of goodwill	—	4,161	—	—
Other permanent adjustments	(42)	(112)	—	294
Other prior year adjustments	376	28	(545)	(93)
Tax rate changes	273	(2,655)	—	(10,076)
Withholding tax	10,377	2,625	(236)	10,488
Bermuda economic transition adjustment	(35,063)	—	—	—
State income tax	398	74	1,034	—
Total income tax expense (benefit):	$(25,066)	$3,104	$1,335	$12,365

Cash taxes paid by Hamilton Group are primarily comprised of withholding taxes on investment income from TS Hamilton Fund in the amount of $4.2 million, $10.0 million, $0.2 million, and $12.3 million for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively.

Deferred tax assets and liabilities are valued at the tax rate at which they are expected to be recognized. In December 2023, Ireland enacted a tax rate of 15% with an effective date of January 1, 2024, an increase from the current corporation tax rate of 12.5%. In June 2021, the U.K. enacted a tax rate of 25% with an effective date of April 1, 2023, an increase from the previous corporation tax rate of 19%. Accordingly, for the years ended December 31, 2023 and November 30, 2021, the Company revalued all of its deferred tax assets and liabilities that are expected to reverse after December 31, 2023 in Ireland and after April 1, 2023 in the U.K. The revaluation of the deferred tax assets resulted in a tax expense (benefit) of $0.3 million, $(2.7) million, $Nil and $(10.1) million for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively. The financial statement impact of the rate changes were offset in each period by a valuation allowance, resulting in a related net tax expense (benefit) after valuation allowance of $0.1 million, $(0.2) million, $Nil, and $3.8 million for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. The following table presents Hamilton Group’s significant deferred tax assets and liabilities at December 31, 2023 and 2022:

($ in thousands)	2023	2022
Deferred tax assets:
U.S. net operating loss carryforwards	$7,121	$4,645
Ireland net operating loss carryforwards	275	404
U.K. net operating loss carryforwards	50,845	59,752
Bermuda intangible assets	28,500	—
Reserve for losses and loss adjustment expenses	7,935	—
Loss portfolio transfer	2,356	5,292
Share-based compensation	7,524	3,564
Unearned premium reserve	4,384	2,325
U.K. deferred interest	5,278	1,731
Unrealized investment income	(43)	1,454
Deferred acquisition costs	1,557	830
Other	2,685	3,517
Total deferred tax assets	118,417	83,514
Deferred tax liabilities:
U.K. intangible assets	(15,364)	(16,431)
Depreciation	(2,573)	(2,421)
Other	(5,254)	(1,999)
Total deferred tax liabilities	(23,191)	(20,851)
Net deferred tax asset (liability) before valuation allowance	95,226	62,663
Valuation allowance	(75,528)	(79,095)
Net deferred tax asset (liability)	$19,698	$(16,432)

Hamilton Group records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense (benefit) in the period of change. When evaluating the Company’s ability to realize the benefit of its deferred tax assets and liabilities, the Company considers the relevant impact of all available positive and negative evidence, including historical operating results and forecasts of future taxable income. A significant piece of objectively verifiable negative evidence considered in the Company’s evaluation is current period pre-tax loss. Based on all available evidence, management has concluded that a valuation allowance of $75.5 million should be recorded as of December 31, 2023. Future realization of the Company’s deferred tax asset will ultimately depend on the existence of objectively verifiable positive evidence including sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carry-forward periods provided under the tax law.

The Company had the following net operating loss carry-forwards, inclusive of cumulative currency translation adjustments, as of December 31, 2023:

($ in thousands)	2023
Tax jurisdiction	Losses Carried Forward	Tax Effect	Expiration
Bermuda	$—	$—	n/a
Ireland	1,831	275	No expiry
United States	33,910	7,121	2040-2043
United Kingdom	$203,381	$50,845	No expiry

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. At December 31, 2023, the Company believes that it has no uncertain tax positions that, if challenged on technical merits, would cause a material effect on the Company's audited consolidated financial statements.

Hamilton Group classifies all interest and penalties on unrecognized tax benefits as part of income tax expense (benefit). During the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021, the Company did not recognize any net interest income or expense on unrecognized tax benefits. There was no accrued interest as of December 31, 2023. With few exceptions, Hamilton Group is no longer subject to tax examinations by U.S. federal or state examinations before 2020 or non-U.S. tax examinations before 2020.

16. Commitments and Contingencies

Concentrations of Credit Risks

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. Instruments which potentially subject the Company to concentration of credit risk consist primarily of fixed maturity and short-term investments, cash and cash equivalents, premiums receivable and reinsurance balances recoverable. The Company limits the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, none of the Company’s fixed maturity and short-term investments exceeded 10% of shareholders’ equity at December 31, 2023. The Company evaluates the financial condition of its reinsurers, whom primarily consist of highly rated reinsurers and may require collateralization of those recoverable balances. See Note 2h, Credit Loss Provisions and Note 8, Reinsurance, for further details.

Operating Leases

The Company leases office space under operating leases in Bermuda, the United States, the United Kingdom, and Ireland. These leases expire at various dates through 2028, with a weighted average lease term of 2.0 years. As a result of the Company's January 1, 2022 adoption of ASU 2016-02 Leases, the balance sheet reflects a $6.9 million and $7.8 million right of use asset in "Other assets" and a lease liability of $6.7 million and $7.8 million in "Accounts payable and accrued expenses", as at December 31, 2023 and 2022, respectively, calculated with reference to a weighted average discount rate of 3.75% in each period. Leases including renewal options are recorded on the balance sheet when management is reasonably certain the options will be exercised. Operating lease expense for the years ended December 31, 2023 and 2022, the month ended December 31, 2021, and the year ended November 30, 2021 was $3.8 million, $3.8 million, $0.3 million, and $4.0 million, respectively.

Future minimum lease payments under the leases are expected to be as follows:

($ in thousands)	Minimum Lease Payments
Year ended December 31,
2024	$3,078
2025	1,979
2026	1,203
2027	967
2028	20
Thereafter	—
Total undiscounted lease liabilities	7,247
Less: present value discount	(516)
Total recorded lease liability at present value	$6,731

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Lloyd's Capital Requirements

Lloyd’s bases the capital funding requirements of the Company's corporate member, Hamilton Corporate Member Limited ("HCML"), on their latest approved Economic Capital Assessments which are determined by reference to their business plans, internal capital models, and actual performance, among other factors, as well as any other relevant corporate member obligations or receivables. Capital is in the form of Funds at Lloyd's ("FAL") which is generally available to settle the obligations of the corporate members.

Syndicate 4000 is solely supported by HCML for the 2020 underwriting YOA and all years thereafter. For the 2020 underwriting YOA onwards, the Company's operations consist of a managing agent, Hamilton Managing Agency Limited, which manages the affairs of Syndicate 4000 on behalf of HCML.

At December 31, 2023, the total available capital in support of the capital requirements for Syndicate 4000 is comprised of the following FAL:

($ in thousands)	2023
Unsecured LOC capacity	$230,000
Fixed income securities	232,211
Cash	7,153
Total	$469,364

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications. Future events could occur that lead to the execution of these provisions against the Company. Management currently believes that the likelihood of such an event is remote.

17. Related Party Transactions

Turing Re

In 2017, Hamilton Re established Turing Re, a special purpose insurer, to provide collateralized reinsurance capacity for Hamilton Re’s property treaty business. The following tables summarize the impact of transactions with Turing Re:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Reinsurance premiums ceded	$70	$(208)	$(79)	$(556)

Net premiums earned	70	(208)	(79)	(2,095)
Losses and loss adjustment expenses	(575)	(888)	16	(7,935)
Acquisition costs	72	(30)	13	664
Net gain (loss) on related party reinsurance	$(433)	$(1,126)	$(50)	$(9,366)

($ in thousands)	December 31, 2023	December 31, 2022
Paid losses recoverable	$371	$818
Unpaid losses and loss adjustment expenses recoverable	1,528	8,699
Reinsurance balances payable	$367	$1,085

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Ada Capital Management Limited

In 2020, the Company established ACML, an insurance agent authorized to underwrite on behalf of Ada Re, as more fully described in Note 1, Organization. The following tables summarize the impact of transactions with Ada Re:

	Years Ended		Month Ended	Year Ended
	December 31,		December 31,	November 30,
($ in thousands)	2023	2022	2021	2021
Reinsurance premiums ceded	$(19,524)	$(11,999)	$1	$(16,417)

Net premiums earned	(21,744)	(9,780)	(1,124)	(15,292)
Other income (loss)	8,549	201	(37)	350
Losses and loss adjustment expenses	8,702	5,719	841	10,197
Acquisition costs	5,125	1,769	206	2,755
Net gain (loss) on related party reinsurance	$632	$(2,091)	$(114)	$(1,990)

($ in thousands)	December 31, 2023	December 31, 2022
Paid losses recoverable	$4,319	$3,506
Deferred acquisition costs	—	(413)
Unpaid losses and loss adjustment expenses recoverable	11,149	9,004
Prepaid reinsurance	—	2,219
Other assets	8,765	869
Reinsurance balances payable	$3,759	$6,586

Insurance Advisory Partners LLC

Antonio Ursano, Jr. has served as a director of the Company since October 15, 2023. Mr. Ursano previously served as the Group Chief Financial Officer of the Company from September 2019 to July 2021. He is also the Managing Partner and Co-Founder of Insurance Advisory Partners LLC. The Company retained Insurance Advisory Partners LLC ("IAP") to act as financial advisor to us with respect to evaluating various strategic and financial alternatives including any capital raise by us, including the IPO. The Company agreed to paid IAP a retainer of $0.1 million and a transaction fee of $1.0 million in connection with the IPO. The Company also reimbursed IAP for all reasonable and documented out-of-pocket expenses incurred in connection with specified matters, and have provided for indemnification of IAP. The advisory agreement expired on January 8, 2024 and was not renewed.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
18. Statutory Requirements

The Company is subject to the laws and statutory requirements of each jurisdiction in which the Company and its subsidiaries operate. These laws establish the Company's applicable minimum required statutory capital and surplus requirements and govern its ability to pay dividends. The minimum required statutory capital and surplus is the amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the Company’s current operations. The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that statutory financial statements generally do not reflect goodwill or intangible assets.

Group

The Bermuda Monetary Authority ("BMA") is the Company's group supervisor and its group capital and solvency requirements determine the minimum capital thresholds that Hamilton Group must meet. Hamilton Group is dependent on dividends from its subsidiaries to pay its operating and financing expenses.

The actual and minimum required statutory capital and surplus for the Company’s principal operating subsidiaries by regulatory jurisdiction at December 31, 2023 and 2022 were as follows:

	Bermuda (1)		United Kingdom (2)		Ireland (3)		United States(4)
($ in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Required statutory capital and surplus	$579,916	$522,116	$129,995	$117,083	$68,643	$65,077	$23,410	$11,145
Actual statutory capital and surplus	$1,882,833	$1,579,773	$539,016	$481,087	$127,082	$133,320	$53,988	$58,711
____________
(1) Minimum statutory capital and surplus at December 31, 2023 for the Bermuda operating subsidiary is required to be maintained at the greater of a minimum solvency margin ("MSM"), as disclosed in the table above, and the Enhanced Capital Requirement ("ECR"), where applicable.
(2) Minimum statutory capital and surplus at December 31, 2023 for the U.K. operating entities is determined by reference to the entities' Solvency Capital Requirement and the Solvency II capital regime. U.K. operations are subject to Lloyd’s requirements where underwriting members hold acceptable FAL and/or Syndicates hold acceptable Funds In Syndicate ("FIS") for their own account, in support of the total actual statutory capital and surplus amount. Actual statutory capital and surplus is comprised of an Economic Capital Assessment ("ECA"), derived from an approved Solvency II basis Internal model, less any accumulated trading surpluses or plus any accumulated trading deficits, as calculated on a Solvency II basis.
(3) The Company's Irish operations are subject to the Solvency II regime, which requires insurance companies to hold assets that cover at least the best estimate of insurance liabilities, a risk margin, plus a risk-based Solvency Capital Requirement designed to protect against extreme stress events.
(4) Minimum statutory capital and surplus at December 31, 2023 for U.S. operating subsidiaries is determined with reference to the Company Action Level Risk-Based Capital requirements.

The statutory net income (loss) for the Company’s principal operating subsidiaries by regulatory jurisdiction was as follows:

	Years Ended		Year Ended
	December 31,		November 31,
($ in thousands)	2023	2022	2021
Bermuda	$270,309	$1,993	$261,516
United Kingdom	59,778	25,470	(22,676)
Ireland	(1,911)	(32,331)	(17,383)
United States	$(13,250)	$(9,962)	$—

Bermuda Operations

Hamilton Re is subject to the requirements of the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the "Insurance Act"). As a Class 4 (re)insurer, Hamilton Re must maintain capital at the greater of their MSM and their ECR, which are established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model. The Insurance Act also requires Hamilton Re to maintain certain measures of solvency and liquidity.

Independent of the Insurance Act, the BMA has also established a target capital level ("TCL") for Class 4 (re)insurers, equal to 120% of their ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight. Hamilton Re's actual capital and surplus levels exceed the TCL at December 31, 2023.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Hamilton Re's BSCR for the year ended December 31, 2023 must be filed with the BMA by April 30, 2024. As a result, the required statutory capital and surplus disclosed as of December 31, 2023 is based on the MSM. At December 31, 2023, the actual statutory capital and surplus of Hamilton Re was $1.9 billion and the MSM was $579.9 million.

Hamilton Re received approval from the BMA to treat its investment in TS Hamilton Fund as a "Relevant Asset" for the purpose of computing its "Liquidity Ratio" (under which relevant assets must be maintained at not less than 75% of relevant liabilities) in respect of 2024 and 2023. Hamilton Re is in compliance with the Liquidity Ratio at December 31, 2023.

Under the Insurance Act, Hamilton Re is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous year's statutory financial statements), as a Class 4 Bermuda insurance subsidiary, Hamilton Re must apply to the BMA for permission to do so. For the year ended December 31, 2023, Hamilton Re had capacity to pay dividends of $394.9 million without prior approval under Bermuda law, of which $44.0 million of dividends were paid during the year. It is estimated that Hamilton Re will have capacity to pay dividends of $470.7 million in 2024.

United Kingdom Operations

A U.K. company’s ability to propose and pay dividends is dependent upon U.K. law and may require the approval of a local regulatory body where a minimum capital requirement applies.

As discussed in Note 16, Commitments and Contingencies, Lloyd’s bases the capital funding requirements of the Company's corporate members on their latest approved Economic Capital Assessments. As of December 31, 2023, actual levels of solvency, liquidity, and capital were in compliance with the Lloyd's requirements.

Following distributions received from Hamilton Syndicate 4000, profits arising in HCML are available for distribution subject to U.K. law. Profits arising in HMA, which is subject to Lloyds' oversight and regulation by both the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"), are available for distribution subject to U.K. law and the preservation of a minimum capital requirement calculated with reference to Lloyd's capital tests.

The PRA regulatory requirements impose no explicit restrictions on the U.K. subsidiaries' ability to pay a dividend, but the Company must notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. It is estimated that Hamilton's U.K. subsidiaries will have capacity to pay dividends of $0.9 million in 2024.

Ireland Operations

HIDAC is regulated by the Central Bank of Ireland ("CBI") pursuant to the Insurance Acts 1909 to 2018 (as amended), the Central Bank Acts 1942 to 2018 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2012, including the European Union (Insurance and Reinsurance) Regulations, 2015 (as amended) and the Solvency II regime. HIDAC is required to maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR") at all times. Capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the CBI is authorized to take action to restore the financial position of the subsidiary. HIDAC was at all times in compliance with these requirements for the year ended December 31, 2023.

The amount of dividends that HIDAC is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met subsequent to any distribution. As at December 31, 2023, HIDAC did not have retained profits available for distribution.

United States Operations

The Company’s U.S. insurance subsidiary is registered in Delaware and subject to restrictions on statutory net income and statutory surplus as determined in accordance with the relevant statutory accounting requirements established by the National Association of Insurance Commissioners, subject to state modifications thereof. They are also required to file annual statements with insurance regulatory authorities prepared in accordance with statutory accounting principles prescribed or permitted by such authorities. The U.S. insurance subsidiary is also generally required to maintain minimum levels of solvency and liquidity as determined by law and regulation, comply with regulatory capital requirements and licensing rules.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. As at December 31, 2023, the Company's U.S. insurance subsidiary did not have retained profits available for distribution.

19. Divestitures

Attune

In 2016, the Company entered into an agreement to form Attune Holdings LLC ("Attune"), a related party and a corporate joint venture with a technology-enabled platform in which the Company had a 33.33% ownership.

On September 20, 2021, a purchaser acquired for cash certain units of Attune. $65.2 million of the net consideration was allocated to Class A shares held by the Company. The Company's net gain on sale of $54.6 million was calculated with reference to the post-escrow funds received and was recorded in the consolidated statement of operations for the year ended November 30, 2021 as a net gain on sale of equity method investment. Proceeds of sale were settled on closing, with a portion of the balance owing to the Company held in escrow for the benefit of the purchaser pursuant to terms of the escrow agreements.

In the years ended December 31, 2023 and 2022, escrow funds of $0.2 million and $7.0 million, respectively, were received and recorded in the consolidated statement of operations as an incremental net gain on sale of equity method investment. As of December 31, 2023, escrow funds of $0.3 million were recorded in "Restricted cash and cash equivalents" and "Accounts payable and accrued expenses" on the consolidated balance sheets.

Prior to the sale on September 20, 2021, changes in the investment in Attune for the period ended September 20, 2021 were as follows:

($ in thousands)	2021
Balance - beginning of period	$6,656
Contributions	3,500
Loss on equity method investment	(7,285)
Sale of investment in Attune	(2,871)
Balance - end of period	$—

EY Bermuda Ltd. 3 Bermudiana Road Hamilton HM 08, Bermuda P.O. Box 463 Hamilton HM BX, Bermuda	Direct tel: +1 441 295 7000 Direct fax: +1 441 295 5193 ey.com

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Hamilton Insurance Group, Ltd.

We have audited the consolidated financial statements of Hamilton Insurance Group, Ltd. (the Company) as of December 31, 2023 and 2022, for each of the years ended December 31, 2023, December 31, 2022 and November 30, 2021, and for the one month period ended December 31, 2021 and have issued our report thereon dated March 7, 2024, included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedules I to VI of this Form 10-K (schedules). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 7, 2024

SCHEDULE I
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands)	December 31, 2023
Type of investment	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
U.S. government treasuries	$717,134	$708,250	$708,250
U.S. states, territories and municipalities	4,656	4,370	4,370
Non-U.S. sovereign governments and supranationals	55,662	56,246	56,246
Corporate	877,493	863,876	863,876
Residential mortgage-backed securities - Agency	180,661	168,513	168,513
Residential mortgage-backed securities - Non-agency	5,639	4,984	4,984
Commercial mortgage-backed securities - Non-agency	11,473	10,423	10,423
Other asset-backed securities	14,781	14,606	14,606
Total fixed maturities	$1,867,499	1,831,268	1,831,268
Investments in Two Sigma Funds		851,470	851,470
Short-term investments		428,878	428,878
Total investments		$3,111,616	$3,111,616

SCHEDULE II
HAMILTON INSURANCE GROUP, LTD. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT(1)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$24,898	$10,608
Investment in subsidiaries	2,077,926	1,693,442
Intercompany loan receivable	113,423	106,500
Interest receivable on intercompany loan	5,555	5,181
Other assets	4,821	4,676
Total assets	$2,226,623	$1,820,407

Liabilities and Shareholders' Equity
Liabilities
Due to subsidiaries	$25,201	$6,509
Term loan payable	149,830	149,715
Accounts payable and accrued liabilities	3,742	—
Total liabilities	178,773	156,224

Shareholders' Equity
Common shares
Class A	286	305
Class B	560	420
Class C	255	305
Additional paid-in capital	1,249,817	1,120,242
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	801,373	547,352
Total shareholders' equity	2,047,850	1,664,183
Total liabilities and shareholders' equity	$2,226,623	$1,820,407
(1) The condensed financial information should be read in conjunction with the consolidated U.S. GAAP financial statements and notes thereto.

SCHEDULE II
HAMILTON INSURANCE GROUP, LTD. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED(1)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(THOUSANDS OF UNITED STATES DOLLARS)

	Years Ended		Month Ended	Year Ended
($ in thousands)	December 31, 2023	December 31, 2022	December 2021	November 30, 2021
Revenues
Intercompany loan interest	$7,296	$6,784	$552	$6,526
Net foreign exchange gains (losses)	24	(131)	17	20
Other income (loss)	626	65	(7)	(66)
Total revenues	7,946	6,718	562	6,480

Expenses
General and administrative expenses	52,280	20,524	1,475	21,743
Interest expense	15,500	9,858	580	8,315
Total expenses	67,780	30,382	2,055	30,058

Net income (loss) before equity in earnings of subsidiaries	(59,834)	(23,664)	(1,493)	(23,578)
Equity in earnings of subsidiaries	274,538	(211,335)	(34,394)	181,757
Dividend income	44,023	137,000	—	30,000
Net income (loss) attributable to common shareholders	$258,727	$(97,999)	$(35,887)	$188,179

(1) The condensed financial information should be read in conjunction with the consolidated U.S. GAAP financial statements and notes thereto.

SCHEDULE II
HAMILTON INSURANCE GROUP, LTD. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED(1)

CONDENSED STATEMENTS OF CASH FLOWS
(THOUSANDS OF UNITED STATES DOLLARS)

	Years Ended		Month Ended	Year Ended
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021	November 30, 2021
Cash flows provided by (used in) operating activities
Net income (loss) attributable to common shareholders	$258,727	$(97,999)	$(35,887)	$188,179
Less: dividend income and equity in earnings of subsidiaries	(318,561)	74,335	34,394	(211,757)
Net income (loss) before equity in earnings of subsidiaries	(59,834)	(23,664)	(1,493)	(23,578)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses on investments	—	—	—	—
Other operating inflows (outflows)	63,035	7,033	1,509	(9,294)
Net cash provided by (used) in operating activities	3,201	(16,631)	16	(32,872)

Cash flows provided by (used in) investing activities
Other investing inflows (outflows)	(146)	(706)	—	(1,371)
Dividends from subsidiaries	44,023	137,000	—	30,000
Capital contributions to subsidiaries	(113,350)	(118,839)	—	(6,673)
Net cash provided by (used in) investing activities	(69,473)	17,455	—	21,956

Cash flows provided by (used in) financing activities
Other financing inflows (outflows)	—	(345)	—	—
Repurchase of common shares	(2,435)	(1,518)	—	(7,380)
Issuance of common shares	82,997	315	—	1,012
Net cash provided by (used in) financing activities	80,562	(1,548)	—	(6,368)

Net increase (decrease) in cash and cash equivalents	14,290	(724)	16	(17,284)
Cash and cash equivalents, beginning of period	10,608	11,332	11,316	28,600
Cash and cash equivalents, end of period	$24,898	$10,608	$11,332	$11,316

(1) The condensed financial information should be read in conjunction with the consolidated U.S. GAAP financial statements and notes thereto.

SCHEDULE III
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2023			Year Ended December 31, 2023
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	$84,983	$1,717,422	$547,629	$703,508		$362,137	$186,698	$127,402	$770,399
Bermuda	71,912	1,312,615	363,593	615,025		352,466	122,450	55,763	710,039
Total	$156,895	$3,030,037	$911,222	$1,318,533	$239,855	$714,603	$309,148	$183,165	$1,480,438

	December 31, 2022			Year Ended December 31, 2022
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	$68,257	$1,582,410	$453,254	$623,047		$335,484	$170,571	$108,239	$635,773
Bermuda	46,890	1,273,865	264,934	520,667		422,849	100,618	49,301	586,091
Total	$115,147	$2,856,275	$718,188	$1,143,714	$64,870	$758,333	$271,189	$157,540	$1,221,864

	December 31, 2021			Month Ended December 31, 2021
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	n/a	n/a	n/a	$62,372		$33,888	$17,192	$10,377	$67,599
Bermuda	n/a	n/a	n/a	36,259		22,762	6,800	3,480	30,322
Total	n/a	n/a	n/a	$98,631	$(36,748)	$56,650	$23,992	$13,857	$97,921

	November 30, 2021			Year Ended November 30, 2021
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	$65,065	$1,371,233	$411,024	$557,139		$352,859	$154,969	$112,055	$640,816
Bermuda	31,020	1,007,794	209,970	385,410		287,701	74,244	37,767	444,612
Total	$96,085	$2,379,027	$620,994	$942,549	$308,976	$640,560	$229,213	$149,822	$1,085,428
(1) The Company does not manage its investments by reportable segment and therefore total net realized and unrealized gains (losses) on investments and net investment income (loss) is not allocated to each reportable segment.

SCHEDULE IV
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
REINSURANCE
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands)	Gross premiums earned	Ceded to other companies	Assumed from other companies	Net premiums earned	Percentage of amount assumed to net
Year ended December 31, 2023
Premiums earned	$1,016,762	$440,607	$742,378	$1,318,533	56%
Year ended December 31, 2022
Premiums earned	886,488	413,046	670,272	1,143,714	59%
Month ended December 31, 2021
Premiums earned	64,190	23,290	57,731	98,631	59%
Year ended November 30, 2021
Premiums earned	737,982	369,588	574,155	942,549	61%

SCHEDULE V
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Opening Balance	Additions	Deductions	Closing Balance
December 31, 2023
Allowance for expected credit losses(1)	$3,633	$54	$—	$3,687
December 31, 2022
Allowance for expected credit losses(1)	—	3,633	—	3,633
December 31, 2021
Allowance for expected credit losses(1)	—	—	—	—
November 30, 2021
Allowance for expected credit losses(1)	—	—	—	—
(1) Deducted from Premiums Receivable, Paid and Unpaid losses and loss adjustment expenses recoverable.

SCHEDULE VI
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands) Affiliation with Registrant	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustments expenses	Discount, if any, deducted	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)
Consolidated subsidiaries
Year ended December 31, 2023	$156,895	$3,030,037	$—	$911,222	$1,318,533	$239,855
Year ended December 31, 2022	115,147	2,856,275	—	718,188	1,143,714	64,870
Month ended December 31, 2021	n/a	n/a	—	n/a	98,631	(36,748)
Year ended November 30, 2021	96,085	2,379,027	—	620,994	942,549	308,976

	Claims and claims adjustment expenses incurred related to
($ in thousands) Affiliation with Registrant	Current Year	Prior Year	Amortization of deferred policy acquisition costs	Paid claims and claim adjusted expenses	Net premiums written
Consolidated subsidiaries
Year ended December 31, 2023	$730,220	$(15,617)	$309,148	$564,798	$1,480,438
Year ended December 31, 2022	778,936	(20,603)	271,189	377,186	1,221,864
Month ended December 31, 2021	56,650	—	23,992	14,849	97,921
Year ended November 30, 2021	628,781	11,779	229,213	311,522	1,085,428