Form 10-Q
period 2024-03-31
Hamilton Insurance Group, Ltd.
filed 2024-05-09
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of May 8, 2024 was 56,813,977.

Hamilton Insurance Group, Ltd.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Hamilton Insurance Group, Inc. (“Quarterly Report”) includes “forward looking statements” pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “target,” “should,” “could,” “would,” “seeks,” “intends,” “plans,” “contemplates,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions. These forward-looking statements appear in a number of places throughout this Quarterly Report and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and the following:

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
•we do not control the allocations to and/or the performance of the Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund")’s investment portfolio, and its performance depends on the ability of its investment manager, Two Sigma Investments, LP ("Two Sigma"), to select and manage appropriate investments and we have a limited ability to withdraw our capital accounts;
•Two Sigma Principals, LLC, Two Sigma and their respective affiliates have potential conflicts of interest that could adversely affect us;
•the historical performance of Two Sigma is not necessarily indicative of the future results of the TS Hamilton Fund’s investment portfolio or of our future results;
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

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Risk Factors” in the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

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

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	March 31, 2024	December 31, 2023
Assets
Fixed maturity investments, at fair value (amortized cost 2024: $1,926,329; 2023: $1,867,499)	$1,877,130	$1,831,268
Short-term investments, at fair value (amortized cost 2024: $351,035; 2023: $427,437)	352,068	428,878
Investments in Two Sigma Funds, at fair value (cost 2024: $753,967; 2023: $770,191)	953,659	851,470
Total investments	3,182,857	3,111,616
Cash and cash equivalents	1,085,038	794,509
Restricted cash and cash equivalents	95,565	106,351
Premiums receivable	856,111	658,363
Paid losses recoverable	169,469	145,202
Deferred acquisition costs	190,883	156,895
Unpaid losses and loss adjustment expenses recoverable	1,167,504	1,161,077
Receivables for investments sold	17,777	42,419
Prepaid reinsurance	285,984	194,306
Intangible assets	92,651	90,996
Other assets	205,186	209,621
Total assets	$7,349,025	$6,671,355

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,148,782	$3,030,037
Unearned premiums	1,132,477	911,222
Reinsurance balances payable	367,123	272,310
Payables for investments purchased	55,071	66,606
Term loan, net of issuance costs	149,859	149,830
Accounts payable and accrued expenses	155,684	186,887
Payables to related parties	75,797	6,480
Total liabilities	5,084,793	4,623,372

Non-controlling interest – TS Hamilton Fund	54,727	133

Shareholders’ equity
Common shares:
Class A, authorized (2024 and 2023: 28,644,807), par value $0.01; issued and outstanding (2024 and 2023: 28,644,807)	286	286
Class B, authorized (2024 and 2023: 72,337,352), par value $0.01; issued and outstanding (2024 56,813,977 and 2023: 56,036,067)	568	560
Class C, authorized (2024 and 2023: 25,544,229), par value $0.01; issued and outstanding (2024 and 2023: 25,544,229)	255	255
Additional paid-in capital	1,255,055	1,249,817
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	957,782	801,373
Total shareholders’ equity	2,209,505	2,047,850

Total liabilities, non-controlling interest, and shareholders’ equity	$7,349,025	$6,671,355

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2024 and 2023

($ in thousands, except per share information)	2024	2023
Revenues
Gross premiums written	$721,941	$538,164
Reinsurance premiums ceded	(207,061)	(189,666)
Net premiums written	514,880	348,498

Net change in unearned premiums	(129,577)	(64,596)
Net premiums earned	385,303	283,902

Net realized and unrealized gains (losses) on investments	255,371	35,133
Net investment income (loss)	12,618	2,359
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	267,989	37,492

Other income (loss)	7,478	3,033
Net foreign exchange gains (losses)	(2,125)	(2,046)
Total revenues	658,645	322,381

Expenses
Losses and loss adjustment expenses	232,352	148,561
Acquisition costs	84,554	65,140
General and administrative expenses	54,855	45,806
Amortization of intangible assets	3,252	2,770
Interest expense	5,708	5,529
Total expenses	380,721	267,806

Income (loss) before income tax	277,924	54,575
Income tax expense (benefit)	592	1,573
Net income (loss)	277,332	53,002

Net income (loss) attributable to non-controlling interest	120,158	1,510

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$157,174	$51,492

Per share data
Basic income (loss) per share attributable to common shareholders	$1.42	$0.50
Diluted income (loss) per share attributable to common shareholders	$1.38	$0.49

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity
For the Three Months Ended March 31, 2024 and 2023

($ in thousands)	2024	2023
Common shares
Balance, beginning of period	$1,101	$1,030
Issuance of common shares	10	7
Repurchases of common shares	(2)	—
Balance, end of period	1,109	1,037

Additional paid-in capital
Balance, beginning of period	1,249,817	1,120,242
Issuance of common shares	387	(7)
Repurchases of common shares	(2,442)	(1,274)
Share compensation expense	7,293	2,373
Balance, end of period	1,255,055	1,121,334

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	801,373	547,352
Net income (loss)	277,332	53,002
Net income attributable to non-controlling interest	(120,158)	(1,510)
Repurchases of common shares	(765)	(334)
Balance, end of period	957,782	598,510

Total shareholders’ equity	$2,209,505	$1,716,440

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023

($ in thousands)	2024	2023
Operating activities
Net income (loss)	$277,332	$53,002
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,625	3,085
Share compensation expense	7,293	2,373
Net realized (gains) losses on investments	(149,445)	37,651
Change in net unrealized (gains) losses on investments	(105,926)	(72,784)
Other items	2,367	(650)
Change in:
Premiums receivable	(197,748)	(137,052)
Paid losses recoverable	(24,267)	18,564
Deferred acquisition costs	(33,988)	(20,947)
Prepaid reinsurance	(91,678)	(87,414)
Unpaid losses and loss adjustment expenses recoverable	(6,427)	(14,420)
Other assets	4,135	(6,536)
Reserve for losses and loss adjustment expenses	118,745	35,237
Unearned premiums	221,255	153,145
Reinsurance balances payable	94,813	68,966
Accounts payable and accrued expenses and other	38,114	(20,134)
Net cash provided by (used in) operating activities	158,200	12,086

Investing activities
Proceeds from redemptions from Two Sigma Funds	837,829	733,302
Contributions to Two Sigma Funds	(678,366)	(636,737)
Purchases of fixed maturity investments	(447,062)	(257,903)
Proceeds from sales, redemptions and maturity of fixed maturity investments	387,133	158,237
Purchases of short-term investments	(350,125)	(387,165)
Proceeds from sales of short-term investments	436,591	291,323
Change in receivables for investments sold	24,642	(33,247)
Change in payables for investments purchased	(11,535)	5,794
Other	(4,980)	(5,733)
Net cash provided by (used in) investing activities	194,127	(132,129)

Financing activities
Issuance of common shares	10	7
Repurchases of common shares	(3,209)	(1,608)
Contribution of additional paid-in capital	387	(7)
Withdrawal of non-controlling interest	(65,564)	(1,509)
Net cash provided by (used in) financing activities	(68,376)	(3,117)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(4,208)	772

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	279,743	(122,388)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	900,860	1,207,203
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,180,603	$1,084,815

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Organization

Hamilton Insurance Group, Ltd. ("Hamilton Group", the "Group" or the "Company"), the ultimate group holding company, was incorporated on September 4, 2013, under the laws of Bermuda. On November 14, 2023, the Company consummated an initial public offering ("IPO") of its Class B common shares, which are listed on the NYSE. The Company's net proceeds from the IPO were $80.6 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.

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

Our London operations are comprised of Hamilton Managing Agency Limited ("HMA"), a Lloyd’s managing agency, which manages our wholly aligned Syndicate 4000 and a third-party funded Lloyd’s Syndicate. Syndicate 4000 operates in the Lloyd’s market and underwrites property, casualty, and specialty insurance and reinsurance business on a subscription basis.

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

Easton Re is an industry loss index-triggered catastrophe bond that provides the Company's operating platforms with multi-year risk transfer capacity to protect against named storm risk in the United States and earthquake risk in the United States and Canada. See Note 6, Reinsurance, for further details.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2023, (the "Form 10-K"), except as described below.
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

c.Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting, which enhances the qualitative and quantitative disclosures related to reportable segments. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. This guidance will not have a material impact on the Company's results of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU 2023-09 Income Taxes, which enhances the quantitative annual disclosures related to tax rate reconciliations and income taxes paid and requires additional qualitative discussion of applicable tax jurisdictions and the nature of certain reconciling items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance will not have a material impact on the Company's results of operations, financial position, or cash flows.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments at March 31, 2024 and December 31, 2023 are as follows:

	2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$636,151	$782	$(15,682)	$621,251
U.S. states, territories and municipalities	4,481	—	(253)	4,228
Non-U.S. sovereign governments and supranationals	62,211	977	(1,199)	61,989
Corporate	918,909	4,290	(21,816)	901,383
Residential mortgage-backed securities - Agency	232,441	340	(15,000)	217,781
Residential mortgage-backed securities - Non-agency	6,124	9	(711)	5,422
Commercial mortgage-backed securities - Non-agency	33,321	85	(936)	32,470
Other asset-backed securities	32,691	56	(141)	32,606
Total fixed maturities	1,926,329	6,539	(55,738)	1,877,130
Short-term investments	351,035	1,034	(1)	352,068
Total	$2,277,364	$7,573	$(55,739)	$2,229,198

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities at March 31, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2024
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$137,552	$134,603
Due after one through five years	1,264,516	1,236,870
Due after five through ten years	216,276	214,483
Due after ten years	3,408	2,895
Mortgage-backed	271,886	255,673
Asset-backed	32,691	32,606
Total	$1,926,329	$1,877,130

Investments in Two Sigma Funds

The Company’s investments in Two Sigma Funds at March 31, 2024 and December 31, 2023 are as follows:

	2024			2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$337,916	$59,294	$397,210	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	246,490	91,849	338,339	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	169,561	48,549	218,110	142,981	31,156	174,137
Total	$753,967	$199,692	$953,659	$770,191	$81,279	$851,470

The Company, through its investments in FTV, STV and ESTV, seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At March 31, 2024, the Company owns a 17.7%, 18.7% and 10.2% interest in each of the FTV, STV and ESTV funds, respectively.

The following table summarizes certain investments of FTV, STV and ESTV where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity at March 31, 2024:

	2024
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
U.S. Treasury Securities, 0.0000%- 4.5000%, due 4/2/2024 - 2/15/2054	996,048	$987,600	51.5%
State Street Treasury Obligations Money Market Fund	172,946	$172,946	9.0%
U.S. Treasury Securities, 4.2500%- 4.5000%, due 3/15/2027 - 2/15/2054	(41,401)	$(41,033)	(2.1)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of FTV, STV and ESTV total holdings.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, a revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum (previously 3%). The management fee for the three months ended March 31, 2024 and 2023 was $11.4 million and $11.9 million, respectively.

Under the terms of the revised limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member remains entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive a revised additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits (previously 20%). "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year (previously 15%), net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended March 31, 2024 and 2023 was $120.1 million and $1.5 million, respectively.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) for the three months ended March 31, 2024 and 2023 are as follows:

($ in thousands)	2024	2023
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$149,445	$(37,651)
Change in net unrealized gains (losses) on investments	105,926	72,784
Net realized and unrealized gains (losses) on investments	255,371	35,133

Net investment income (loss):
Fixed maturities	16,950	8,155
Short-term investments	(1)	153
TS Hamilton Fund	3,015	3,888
Cash and cash equivalents	4,115	2,309
Other	752	423
Interest and other	24,831	14,928
Management fees	(11,950)	(12,333)
Other expenses	(263)	(236)
Net investment income (loss)	12,618	2,359
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$267,989	$37,492

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments for the three months ended March 31, 2024 and 2023 are as follows:

($ in thousands)	2024	2023
Fixed maturities and short-term investments	$(2,942)	$(5,681)
TS Hamilton Fund	152,387	(31,970)
Net realized gains (losses) on investments	$149,445	$(37,651)

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments for the three months ended March 31, 2024 and 2023 are as follows:

($ in thousands)	2024	2023
Fixed maturities and short-term investments	$(12,991)	$22,557
TS Hamilton Fund	118,917	50,227
Net unrealized gains (losses) on investments	$105,926	$72,784

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Pledged Assets

At March 31, 2024 and December 31, 2023, pledged investments at fair value were comprised of $237.0 million and $232.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $54.1 million and $54.1 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $36.7 million and $37.2 million respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At March 31, 2024 and December 31, 2023, restricted cash and cash equivalents balances were comprised of $92.3 million and $97.4 million, respectively, securing other underwriting obligations, $1.6 million and $7.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $1.4 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities, and $0.3 million and $0.3 million, respectively, of escrow funds.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.2 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $1.1 billion and restricted cash and cash equivalents of $95.6 million on the balance sheet at March 31, 2024. Total cash and cash equivalents and restricted cash and cash equivalents of $900.9 million presented in the statement of cash flows at December 31, 2023 was comprised of cash and cash equivalents of $794.5 million and restricted cash and cash equivalents of $106.4 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

The following table presents the financial instruments measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$621,251	$—	$621,251
U.S. states, territories and municipalities	—	4,228	—	4,228
Non-U.S. sovereign governments and supranationals	—	61,989	—	61,989
Corporate	—	901,383	—	901,383
Residential mortgage-backed securities - Agency	—	217,781	—	217,781
Residential mortgage-backed securities - Non-agency	—	5,422	—	5,422
Commercial mortgage-backed securities - Non-agency	—	32,470	—	32,470
Other asset-backed securities	—	32,606	—	32,606
Total fixed maturities	—	1,877,130	—	1,877,130
Short-term investments	—	352,068	—	352,068
Total	$—	$2,229,198	$—	$2,229,198

	2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$708,250	$—	$708,250
U.S. states, territories and municipalities	—	4,370	—	4,370
Non-U.S. sovereign governments and supranationals	—	56,246	—	56,246
Corporate	—	863,876	—	863,876
Residential mortgage-backed securities - Agency	—	168,513	—	168,513
Residential mortgage-backed securities - Non-agency	—	4,984	—	4,984
Commercial mortgage-backed securities - Non-agency	—	10,423	—	10,423
Other asset-backed securities	—	14,606	—	14,606
Total fixed maturities	—	1,831,268	—	1,831,268
Short-term investments	—	428,878	—	428,878
Total	$—	$2,260,146	$—	$2,260,146

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

Activity in the non-controlling interest of TS Hamilton Fund for the three months ended March 31, 2024 and 2023 was as follows:

($ in thousands)	2024	2023
Balance - beginning of period	$133	$119
Withdrawals	(65,564)	(1,509)
Equity in earnings	21	1
Incentive allocation	120,137	1,509
Balance - end of period	$54,727	$120

The following table presents the total assets and total liabilities of TS Hamilton Fund at March 31, 2024 and December 31, 2023. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$706,969	$479,255
Short-term investments	348,155	428,878
Investments in Two Sigma Funds, at fair value	953,659	851,470
Receivables for investments sold	13,868	41,087
Interest and dividends receivable	1,024	966
Total assets	2,023,675	1,801,656

Liabilities
Accounts payable and accrued expenses	178	191
Withdrawal payable	75,797	6,480
Payable for investments purchased	28,132	62,440
Total liabilities	104,107	69,111
Total net assets managed by TS Hamilton Fund	$1,919,568	$1,732,545

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
6. Reinsurance

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At March 31, 2024, the Company’s premiums receivable balance, net of credit provisions of $2.2 million, was $856.1 million. At December 31, 2023, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $658.4 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable for the three months ended March 31, 2024 and 2023:

($ in thousands)	2024	2023
Beginning balance	$3,000	$2,856
Increase (decrease) in allowance	(847)	280
Ending balance	$2,153	$3,136

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At March 31, 2024, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $169.5 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million. At December 31, 2023, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $145.2 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable for the three months ended March 31, 2024 and 2023:

($ in thousands)	2024	2023
Beginning balance	$687	$777
Provision for (release of) allowance	22	15
Ending balance	$709	$792

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

At March 31, 2024 and December 31, 2023, the distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	2024	2023
Collateralized	25.2%	28.5%
A- or better	74.3%	71.0%
Below A-	0.5%	0.5%
Total	100.0%	100.0%

At March 31, 2024 and December 31, 2023, the three largest balances by reinsurer accounted for 25%, 22% and 12%, and 27%, 20% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At March 31, 2024 and December 31, 2023, the balance of reinsurance recoverable on unpaid losses due under this LPT was $47.3 million and $49.8 million, respectively. Amortization of the deferred gain was income of $0.9 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $14.6 million during the three months ended March 31, 2024.

In December 2020, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Singapore-domiciled Easton Re Pte, Ltd. (also "Easton Re"). Easton Re provided the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re was from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded of $7.2 million during the three months ended March 31, 2023.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE") for the three months ended March 31, 2024 and 2023:

($ in thousands)	2024	2023
Gross unpaid losses and loss adjustment expenses, beginning of period	$3,030,037	$2,856,275
Reinsurance recoverable on unpaid losses	1,161,077	1,177,863
Net unpaid losses and loss adjustment expenses, beginning of period	1,868,960	1,678,412

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	220,295	144,556
Prior years	12,057	4,005
Total incurred	232,352	148,561

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	3,336	7,936
Prior years	113,015	129,702
Total paid	116,351	137,638

Foreign currency revaluation and other	(3,683)	9,894
Net unpaid losses and loss adjustment expenses, end of period	1,981,278	1,699,229
Reinsurance recoverable on unpaid losses	1,167,504	1,192,283
Gross unpaid losses and loss adjustment expenses, end of period	$3,148,782	$2,891,512

Net unfavorable prior year development of $12.1 million for the three months ended March 31, 2024 was primarily driven by attritional losses. See below for further details:

•Net unfavorable development of $11.4 million on specialty contracts, primarily driven by two specific large claims; and
•Net unfavorable development of $4.0 million on casualty contracts, due to higher than expected claims development across certain classes; partially offset by
•Net favorable development of $2.5 million on property contracts, driven by overall lower than expected claims development across various classes; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from $0.9 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.1 million, for a total net positive earnings impact of $0.8 million.

Net unfavorable prior year development of $4.0 million for the three months ended March 31, 2023 was comprised of $2.2 million and $1.8 million of unfavorable prior year development on catastrophe and attritional losses, respectively. See below for further details:

•Net unfavorable development of $12.1 million on property contracts, primarily driven by development of losses that occurred in 2022, including Winterstom Elliot; offset by
•Net favorable development of $5.4 million on specialty contracts, driven by lower than expected claims development across various classes;
•Net favorable development of $1.0 million on casualty lines of business, primarily related to lower than expected loss experience; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, recorded favorable gross development and amortization of the associated deferred gain, resulting in a net positive earnings impact of $1.8 million.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance, was recognized for each of the three months ended March 31, 2024 and 2023 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

The Company amortized acquisition costs of $84.6 million and $65.1 million for the three months ended March 31, 2024 and 2023, respectively.

Baltimore Bridge

The estimate of net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 is subject to significant uncertainty. As at March 31, 2024 and December 31, 2023, our recorded reserves totaled $37.9 million and $Nil, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict also remain subject to significant uncertainty. As at March 31, 2024 and December 31, 2023, our recorded reserves totaled $64.4 million and $64.9 million, respectively.

Covid-19

Our Covid-19 losses also remain subject to significant uncertainty. As at March 31, 2024 and December 31, 2023, our recorded reserves relating to Covid-19 totaled $15.8 million and $14.1 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at March 31, 2024, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

8. Segment Reporting

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

The Company evaluates the performance of reportable segments based on their respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses, net of third party fee income. General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As the Company does not manage its assets by reportable segment, investment income and assets are not allocated to reportable segments.

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

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense (benefit).

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended March 31, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$320,841	$401,100	$—	$721,941
Net premiums written	$185,033	$329,847	$—	$514,880
Net premiums earned	$196,814	$188,489	$—	$385,303
Third party fee income	3,586	3,892	—	7,478
Losses and loss adjustment expenses	116,162	116,190	—	232,352
Acquisition costs	47,720	36,834	—	84,554
Other underwriting expenses	31,203	12,150	—	43,353
Underwriting income (loss)	$5,315	$27,207	$—	$32,522
Net realized and unrealized gains (losses) on investments			255,371	255,371
Net investment income (loss)			12,618	12,618
Net foreign exchange gains (losses)			(2,125)	(2,125)
Corporate expenses			(11,502)	(11,502)
Amortization of intangible assets			(3,252)	(3,252)
Interest expense			(5,708)	(5,708)
Income (loss) before income tax				277,924
Income tax (expense) benefit			(592)	(592)
Net income (loss)				277,332
Net income (loss) attributable to non-controlling interest			120,158	120,158
Net income (loss) attributable to common shareholders				$157,174

Key Ratios
Attritional loss ratio - current year	56.0%	58.4%		57.2%
Attritional loss ratio - prior year development	2.9%	3.2%		3.1%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.1%	0.0%		0.0%
Loss and loss adjustment expense ratio	59.0%	61.6%		60.3%
Acquisition cost ratio	24.2%	19.5%		21.9%
Other underwriting expense ratio	14.0%	4.4%		9.3%
Combined ratio	97.2%	85.5%		91.5%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended March 31, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$247,114	$291,050	$—	$538,164
Net premiums written	$122,019	$226,479	$—	$348,498
Net premiums earned	$149,515	$134,387	$—	$283,902
Third party fee income	2,902	102	—	3,004
Losses and loss adjustment expenses	70,393	78,168	—	148,561
Acquisition costs	37,193	27,947	—	65,140
Other underwriting expenses	28,461	10,681	—	39,142
Underwriting income (loss)	$16,370	$17,693	$—	$34,063
Net realized and unrealized gains (losses) on investments			35,133	35,133
Net investment income (loss)			2,359	2,359
Other income (loss), excluding third party fee income			29	29
Net foreign exchange gains (losses)			(2,046)	(2,046)
Corporate expenses			(6,664)	(6,664)
Amortization of intangible assets			(2,770)	(2,770)
Interest expense			(5,529)	(5,529)
Income (loss) before income tax				54,575
Income tax (expense) benefit			(1,573)	(1,573)
Net income (loss)				53,002
Net income (loss) attributable to non-controlling interest			1,510	1,510
Net income (loss) attributable to common shareholders				$51,492

Key Ratios
Attritional loss ratio - current year	49.9%	48.1%		49.1%
Attritional loss ratio - prior year development	(4.2)%	6.1%		0.6%
Catastrophe loss ratio - current year	0.0%	3.9%		1.8%
Catastrophe loss ratio - prior year development	1.4%	0.1%		0.8%
Loss and loss adjustment expense ratio	47.1%	58.2%		52.3%
Acquisition cost ratio	24.9%	20.8%		22.9%
Other underwriting expense ratio	17.1%	7.9%		12.7%
Combined ratio	89.1%	86.9%		87.9%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries for the three months ended March 31, 2024 and 2023:

($ in thousands)	2024	2023
International
Lloyd's of London	$198,581	$148,709
Ireland	99,073	83,764
U.S.	23,187	14,641
Total International	320,841	247,114
Bermuda	401,100	291,050
Total	$721,941	$538,164

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the renegotiated Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of March 31, 2024, the Company was in compliance with all covenants.

	As at
($ in thousands)	March 31, 2024	December 31, 2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	151,000	151,000
Unamortized loan issuance costs	$141	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of less than $0.1 million in each of the three months ended March 31, 2024 and 2023. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments respectively, with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On August 8, 2023, letter of credit capacity under this facility was increased to $200 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At March 31, 2024, there were no loan amounts outstanding under this facility. Letters of credit issued under the facility bear interest at a rate of 150 basis points, while revolving loans if issued are subject to a fee of SOFR plus a margin of 185 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 22.5 basis points. Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at March 31, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities at March 31, 2024, and associated securities pledged, were as follows:

($ in thousands)	2024
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	745,958

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$237,461
Pledged interests in fixed income portfolio	251,588
Cash	2,339
The Company has recognized interest expense related to the above debt and credit facilities of $5.7 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

10. Share Capital

Authorized and Issued

Hamilton Group’s share capital at March 31, 2024 and December 31, 2023, is comprised as follows:

($ in thousands)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
Issued, outstanding and fully paid:	2024	2023
Class A common shares (2024 and 2023: 28,644,807)	$286	$286
Class B common shares (2024: 56,813,977 and 2023: 56,036,067)	568	560
Class C common shares (2024 and 2023: 25,544,229)	255	255
Total	$1,109	$1,101

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares authorized for the three months ended March 31, 2024 and 2023:

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Balance - March 31, 2024	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2022	53,993,690	50,480,684	30,525,626	—	135,000,000
Balance - March 31, 2023	53,993,690	50,480,684	30,525,626	—	135,000,000

The following is a summary of the activity related to common shares issued and outstanding for the three months ended March 31, 2024 and 2023:

	Class A	Class B	Class C	Total
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Vesting of awards	—	761,261	—	761,261
Exercise of warrants	—	201,292	—	201,292
Director share awards granted	—	20,383	—	20,383
Share repurchases	—	(205,026)	—	(205,026)
Balance - March 31, 2024	28,644,807	56,813,977	25,544,229	111,003,013

	Class A	Class B	Class C	Total
Balance - December 31, 2022	30,520,078	42,042,155	30,525,626	103,087,859
Vesting of awards	—	735,013	—	735,013
Director share awards granted	—	24,780	—	24,780
Share repurchases	—	(117,210)	—	(117,210)
Balance - March 31, 2023	30,520,078	42,684,738	30,525,626	103,730,442

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

11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2024 and 2023, respectively:

($ in thousands, except per share information)	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$157,174	$51,492

Denominator:
Weighted average common shares outstanding - basic	110,921	103,732
Effect of dilutive securities	3,325	893
Weighted average common shares outstanding - diluted	114,246	104,625

Basic income (loss) per share attributable to common shareholders	$1.42	$0.50
Diluted income (loss) per share attributable to common shareholders	$1.38	$0.49

In the three months ended March 31, 2024 and 2023, there were no common shares available for issuance under share-based compensation plans that were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.
12. Subsequent Events

On May 8, 2024, the Company entered into an agreement to repurchase 9,124,729 Class A common shares at $12.00 per share. The total purchase price for those shares is $109.5 million. The Company expects to close the repurchase transaction on May 10, 2024 subject to customary closing conditions. The common shares purchased by the Company will be cancelled and the Company will have 101,878,284 shares issued and outstanding following the repurchase transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and related notes thereto included in the Group's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report and "Risk Factors" included in the Form 10-K. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

We harness multiple drivers to create shareholder value, including diverse underwriting operations supported by proprietary technology and a team of over 550 full-time employees, a strong balance sheet, and a unique investment management relationship with Two Sigma. We operate globally, with underwriting operations in Lloyd’s, Ireland, Bermuda, and the United States.

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

We see growth opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across our underwriting platforms. In recent years the E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. Non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

Reinsurance business offers a particularly attractive opportunity given the continued favorable rating environment and discipline in the market and is expected to accelerate growth opportunities for us in the near term in many areas. A number of factors, including economic and social inflation and continued high interest rates are driving the most favorable market conditions seen in decades. We are a recognized market with deep client and broker relationships and have low counter-party credit concentration with many of our insurance partners, providing ample headroom for us to grow. We are well positioned to deploy capital quickly, efficiently and profitably through writing more reinsurance business, as well as retaining more of our own business.

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund ("TS Hamilton Fund" or "TSHF"), and our investment grade fixed income portfolio which is currently benefiting from strong interest rates. We plan to continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

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

Effects of Inflation

Historically, inflation has not had a material effect on the Company’s consolidated results of operations. However, global economic inflation has recently increased and there is a risk that it will remain elevated for an extended period. Inflation is subject to many macroeconomic factors beyond our control, including global banking policy, political risks, supply chain issues, and the continuing impact of the COVID-19 pandemic. An inflationary economy may result in higher losses and loss adjustment expenses, negatively impact the performance of our fixed income security investment portfolio, or increase our operating expenses, among other unfavorable effects. The ultimate effects of an inflationary or deflationary period are subject to high uncertainty and cannot be accurately estimated until the actual costs are known.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that will generally become effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime, and, as a result, the Company recorded a deferred tax benefit of $35.1 million in the quarter ended December 31, 2023.

Summary of Critical Accounting Estimates

Our critical accounting estimates include "Reserve for Losses and Loss Adjustment Expenses", "Premiums Written and Earned", "Ceded Reinsurance and Unpaid Losses and Loss Adjustment Expenses Recoverable", and "Fair Value of Investments" and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Group’s Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates as disclosed in the Form 10-K for the year ended December 31, 2023.

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations for the three months ended March 31, 2024 and 2023 and book value per share and balance sheet data as at March 31, 2024 and December 31, 2023.

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2024	2023
Gross premiums written	$721,941	$538,164
Net premiums written	$514,880	$348,498
Net premiums earned	$385,303	$283,902
Third party fee income(1)	7,478	3,004

Claims and Expenses
Losses and loss adjustment expenses	232,352	148,561
Acquisition costs	84,554	65,140
Other underwriting expenses(2)	43,353	39,142
Underwriting income (loss)(3)	32,522	34,063

Net realized and unrealized gains (losses) on investments	255,371	35,133
Net investment income (loss)(4)	12,618	2,359
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	267,989	37,492

Other income (loss), excluding third party fee income(1)	—	29
Net foreign exchange gains (losses)	(2,125)	(2,046)
Corporate expenses(2)	11,502	6,664
Amortization of intangible assets	3,252	2,770
Interest expense	5,708	5,529
Income tax expense (benefit)	592	1,573
Net income (loss)	277,332	53,002
Net income (loss) attributable to non-controlling interest(5)	120,158	1,510
Net income (loss) attributable to common shareholders	$157,174	$51,492
Diluted income (loss) per share attributable to common shareholders	$1.38	$0.49

Key Ratios
Attritional loss ratio - current year	57.2%	49.1%
Attritional loss ratio - prior year development	3.1%	0.6%
Catastrophe loss ratio - current year	0.0%	1.8%
Catastrophe loss ratio - prior year development	0.0%	0.8%
Loss and loss adjustment expense ratio	60.3%	52.3%
Acquisition cost ratio	21.9%	22.9%
Other underwriting expense ratio	9.3%	12.7%
Combined ratio	91.5%	87.9%

Return on average common shareholders' equity	7.4%	3.0%

	As at
Book Value	March 31, 2024	December 31, 2023
Tangible book value per common share	$19.07	$17.75
Change in tangible book value per common share	7.4%
Book value per common share	$19.90	$18.58
Change in book value per common share	7.1%

Balance Sheet Data
Total assets	$7,349,025	$6,671,355
Total shareholders' equity	$2,209,505	$2,047,850

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of less than $0.1 million for each of the three months ended March 31, 2024 and 2023. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $11.5 million, and $6.7 million for the three months ended March 31, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended March 31, 2024 and 2023:

Gross premiums written Gross premiums written were $721.9 million and $538.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase in gross premiums written was primarily driven by our property reinsurance, specialty reinsurance and casualty insurance and reinsurance business. The growth was a result of new business, increased participation on existing business and a strong rate environment across multiple classes of business.

Underwriting results The combined ratio was 91.5% and 87.9% for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by an increase in the attritional loss ratio, partially offset by decreases in both the other underwriting expense ratio and acquisition cost ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2024
Attritional losses	$220,295	57.2%	$11,892	3.1%	$232,187	60.3%
Catastrophe losses	—	0.0%	165	0.0%	165	0.0%
Total	$220,295	57.2%	$12,057	3.1%	$232,352	60.3%

March 31, 2023
Attritional losses	$139,275	49.1%	$1,797	0.6%	$141,072	49.7%
Catastrophe losses	5,281	1.8%	2,208	0.8%	7,489	2.6%
Total	$144,556	50.9%	$4,005	1.4%	$148,561	52.3%

Attritional loss ratio - current year for the three months ended March 31, 2024 was 57.2% compared to 49.1% for the three months ended March 31, 2023, an increase of 8.1 percentage points. The increase is primarily driven by losses of $37.9 million arising from the Francis Scott Key Baltimore Bridge collapse, which impacted our insurance and reinsurance classes in both our International and Bermuda segments.

Attritional loss ratio - prior year for the three months ended March 31, 2024 was an unfavorable 3.1% compared to an unfavorable 0.6% for the three months ended March 31, 2023, an increase of 2.5 percentage points. The attritional loss ratio - prior year for the three months ended March 31, 2024 was driven by unfavorable development in specialty classes in both our International and Bermuda segments, primarily related to two specific large losses, partially offset by various smaller reserve releases across classes as a result of reduced loss estimates and benign claims experience. In addition, casualty business protected by the loss portfolio transfer ("LPT"), discussed in Note 6, Reinsurance, benefited from $0.9 million in amortization of the associated deferred gain partially offset by unfavorable development in the underlying reserves of $0.1 million, for a total net positive earnings impact of $0.8 million. The attritional loss ratio - prior year for the three months ended March 31, 2023 was primarily driven by unfavorable prior year development in property classes in the Bermuda segment, partially offset by favorable development in our International and Bermuda specialty classes.

Catastrophe losses - current year and prior year development for the three months ended March 31, 2024 included $Nil current year losses and $0.2 million of prior year development. Catastrophe losses for the three months ended March 31, 2023 were driven by the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($5.3 million), and unfavorable prior year development of $2.2 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$262,821	$10,064
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	5,168	27,428
	$267,989	$37,492

Net income (loss) attributable to non-controlling interest - TSHF	$120,158	$1,510
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $262.8 million and $10.1 million for the three months ended March 31, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $142.7 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 8.3% and 0.5% for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in Two Sigma Futures Portfolio, LLC (“FTV”). Within FTV, equities, commodities, fixed income, currencies, and credit all made positive contributions to returns, in decreasing order. TS Hamilton Fund also received positive contributions from single name equities trading. In single name equities trading, gains were led by U.S. equities within Two Sigma Spectrum Portfolio, LLC ("STV"), followed by non-U.S. equities within Two Sigma Equity Spectrum Portfolio, LLC (“ESTV”). Within ESTV, East Asia, Europe, Pan-America, and China all made positive contributions to returns, in decreasing order.

For the three months ended March 31, 2023, gains in TS Hamilton Fund were led by single name equities trading and partially offset by losses in macroeconomic trading. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, Europe, China, East Asia, and Pan-America all made positive contributions to returns, in decreasing order. Macro losses in FTV were led by equities and commodities.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $5.2 million and $27.4 million for the three months ended March 31, 2024 and 2023, respectively. Income for the three months ended March 31, 2024 was primarily driven by investment income on higher yielding assets, largely offset by negative price returns as a result of rising U.S. treasury interest rates in the first quarter of 2024. Income for the three months ended March 31, 2023 was primarily driven by holding higher yielding assets during 2023 as a result of portfolio reinvestments during the 2022 rising interest rate environment, combined with falling U.S. treasury interest rates in the first quarter of 2023.

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

We evaluate the performance of reportable segments based on their respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses (net of third party fee income). General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As we do not manage our assets by reportable segment, investment income and assets are not allocated to reportable segments.

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

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense (benefit).

International Segment

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross premiums written	$320,841	$247,114
Net premiums written	$185,033	$122,019
Net premiums earned	$196,814	$149,515
Third party fee income	3,586	2,902

Claims and Expenses
Losses and loss adjustment expenses	116,162	70,393
Acquisition costs	47,720	37,193
Other underwriting expenses	31,203	28,461
Underwriting income (loss)	$5,315	$16,370

Attritional losses - current year	$110,197	$74,631
Attritional losses - prior year development	5,773	(6,333)
Catastrophe losses - current year	—	—
Catastrophe losses - prior year development	192	2,095
Losses and loss adjustment expenses	$116,162	$70,393

Attritional loss ratio - current year	56.0%	49.9%
Attritional loss ratio - prior year development	2.9%	(4.2)%
Catastrophe loss ratio - current year	0.0%	0.0%
Catastrophe loss ratio - prior year development	0.1%	1.4%
Losses and loss adjustment expense ratio	59.0%	47.1%
Acquisition cost ratio	24.2%	24.9%
Other underwriting expense ratio	14.0%	17.1%
Combined ratio	97.2%	89.1%

Gross Premiums Written

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Property	$37,704	$23,908
Casualty	121,165	92,581
Specialty	161,972	130,625
Total	$320,841	$247,114

Gross premiums written increased by $73.7 million, or 29.8%, from $247.1 million for the three months ended March 31, 2023 to $320.8 million for the three months ended March 31, 2024, primarily driven by growth and improved pricing in specialty reinsurance and casualty and property insurance classes.

Net Premiums Earned

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Property	$34,974	$22,917
Casualty	72,928	57,495
Specialty	88,912	69,103
Total	$196,814	$149,515

Net premiums earned increased by $47.3 million, or 31.6%, from $149.5 million for the three months ended March 31, 2023 to $196.8 million for the three months ended March 31, 2024, reflecting growth across property, casualty and specialty insurance classes, primarily driven by growth in property insurance binders and D&F, casualty insurance professional lines and excess casualty, and by political violence, fine art & specie and marine & energy in specialty insurance classes. Specialty reinsurance growth was primarily driven by growth in surety and treaty lines, respectively.

Third Party Fee Income

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Third party fee income	$3,586	$2,902

Third party fee income increased by $0.7 million, or 23.6%, from $2.9 million for the three months ended March 31, 2023 to $3.6 million for the three months ended March 31, 2024. The increase was due to more favorable terms of renewed syndicate management fees, partially offset by a decrease in consortium fees.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2024
Attritional losses	$110,197	56.0%	$5,773	2.9%	$115,970	58.9%
Catastrophe losses	—	0.0%	192	0.1%	192	0.1%
Total	$110,197	56.0%	$5,965	3.0%	$116,162	59.0%

March 31, 2023
Attritional losses	$74,631	49.9%	$(6,333)	(4.2)%	$68,298	45.7%
Catastrophe losses	—	0.0%	2,095	1.4%	2,095	1.4%
Total	$74,631	49.9%	$(4,238)	(2.8)%	$70,393	47.1%

The loss ratio for the three months ended March 31, 2024 was 59.0%, compared to 47.1% for the three months ended March 31, 2023, an increase of 11.9 percentage points. The increase was driven by higher current year attritional losses and unfavorable prior year attritional loss development for the three months ended March 31, 2024, compared to favorable prior year attritional loss development for the three months ended March 31, 2023.

Attritional loss ratio - current year for the three months ended March 31, 2024 was 56.0% compared to 49.9% for the three months ended March 31, 2023, an increase of 6.1 percentage points. The increase in the current year attritional loss ratio was primarily driven by $11.8 million of losses arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes, with no comparable large losses for three months ended March 31, 2023.

Attritional loss ratio - prior year for the three months ended March 31, 2024 was an unfavorable 2.9% compared to a favorable 4.2% for the three months ended March 31, 2023, an increase of 7.1 percentage points. The unfavorable prior year development for the current quarter is primarily driven by unfavorable development on two large losses in our specialty insurance class, partially offset by various smaller reserve releases across classes as a result of reduced loss estimates and benign claims experience. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance benefited from $0.9 million in amortization of the associated deferred gain partially offset by unfavorable development in the underlying reserves of $0.1 million, for a total net positive earnings impact of $0.8 million.

Catastrophe losses - current year and prior year for the three months ended March 31, 2024 included $Nil current year losses and $0.2 million of prior year development. Catastrophe losses - current year and prior year of $2.1 million for the three months ended March 31, 2023 were primarily driven by unfavorable prior year development of $2.1 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	'24 vs '23 point r
Property	$11,536	$8,206	33.0%	35.8%	(2.8)
Casualty	9,742	6,820	13.4%	11.9%	1.5
Specialty	26,442	22,167	29.7%	32.1%	(2.4)
Total	$47,720	$37,193	24.2%	24.9%	(0.7)

For the three months ended March 31, 2024, the acquisition cost ratio was 24.2%, compared to 24.9% for three months ended March 31, 2023, a decrease of 0.7 percentage points. The modest decrease was primarily driven by a decrease in specialty reinsurance, as a result of lower commission expense.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Other underwriting expenses	$31,203	$28,461
Other underwriting expense ratio	14.0%	17.1%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $31.2 million for the three months ended March 31, 2024, an increase of $2.7 million, or 9.6%, compared to $28.5 million for the three months ended March 31, 2023. The increase was primarily driven by increased headcount as we built out underwriting teams supporting the corresponding increase in premium volume, and professional fees.

The other underwriting expense ratio for the three months ended March 31, 2024 and 2023 decreased over the same period from 17.1% to 14.0%, as a result of the growth in the premium base.

Bermuda Segment

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross premiums written	$401,100	$291,050
Net premiums written	$329,847	$226,479
Net premiums earned	$188,489	$134,387
Third party fee income	3,892	102

Claims and Expenses
Losses and loss adjustment expenses	116,190	78,168
Acquisition costs	36,834	27,947
Other underwriting expenses	12,150	10,681
Underwriting income (loss)	$27,207	$17,693

Attritional losses - current year	$110,098	$64,644
Attritional losses - prior year development	6,119	8,130
Catastrophe losses - current year	—	5,281
Catastrophe losses - prior year development	(27)	113
Losses and loss adjustment expenses	$116,190	$78,168

Attritional loss ratio - current year	58.4%	48.1%
Attritional loss ratio - prior year development	3.2%	6.1%
Catastrophe loss ratio - current year	0.0%	3.9%
Catastrophe loss ratio - prior year development	0.0%	0.1%
Losses and loss adjustment expense ratio	61.6%	58.2%
Acquisition cost ratio	19.5%	20.8%
Other underwriting expense ratio	4.4%	7.9%
Combined ratio	85.5%	86.9%

Gross Premiums Written

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Property	$190,472	$132,081
Casualty	130,729	100,825
Specialty	79,899	58,144
Total	$401,100	$291,050

For the three months ended March 31, 2024, gross premiums written increased by $110.1 million, or 37.8%, from $291.1 million for the three months ended March 31, 2023 to $401.1 million for the three months ended March 31, 2024. The growth was a result of new business, increased participation on existing business and a strong rate environment across multiple classes of business.

Net Premiums Earned

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Property	$71,734	$47,541
Casualty	86,181	61,927
Specialty	30,574	24,919
Total	$188,489	$134,387

For the three months ended March 31, 2024, the Bermuda segment's net premiums earned increased by $54.1 million, or 40.3%, from $134.4 million for the three months ended March 31, 2023 to $188.5 million for the three months ended March 31, 2024. The increase was primarily driven by new business, volume growth and rate increases in casualty and property reinsurance. The most significant drivers of the increase were general liability, professional lines and property treaty classes.

Third Party Fee Income

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Third party fee income	$3,892	$102

Third party fee income increased by $3.8 million, from $0.1 million for the three months ended March 31, 2023 to $3.9 million for the three months ended March 31, 2024. The increase was primarily driven by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2024
Attritional losses	$110,098	58.4%	$6,119	3.2%	$116,217	61.6%
Catastrophe losses	—	0.0%	(27)	0.0%	(27)	0.0%
Total	$110,098	58.4%	$6,092	3.2%	$116,190	61.6%

March 31, 2023
Attritional losses	$64,644	48.1%	$8,130	6.1%	$72,774	54.2%
Catastrophe losses	5,281	3.9%	113	0.1%	5,394	4.0%
Total	$69,925	52.0%	$8,243	6.2%	$78,168	58.2%

The loss ratio for the three months ended March 31, 2024 was 61.6%, compared to 58.2% for the three months ended March 31, 2023, an increase of 3.4 percentage points. The increase was driven by higher current year attritional losses for the three months ended March 31, 2024.

Attritional loss ratio - current year for the three months ended March 31, 2024 was 58.4% compared to 48.1% for the three months ended March 31, 2023, an increase of 10.3 percentage points. The increase in the current year attritional loss ratio was primarily driven by $26.1 million of losses arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes, with no comparable losses for three months ended March 31, 2023.

Attritional loss ratio - prior year for the three months ended March 31, 2024 was an unfavorable 3.2%, compared to an unfavorable 6.1% for the three months ended March 31, 2023, a decrease of 2.9 percentage points. The unfavorable attritional loss ratio - prior year is primarily driven by unfavorable development in specialty reinsurance classes relating to one specific large loss.

Catastrophe losses - current year and prior year for the three months ended March 31, 2024 included $Nil current year losses and an insignificant movement on prior year. Catastrophe losses - current year and prior year of $5.4 million for the three months ended March 31, 2023 were primarily driven by wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($5.3 million) and unfavorable prior year development of $0.1 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	'24 vs '23 point r
Property	$9,255	$6,757	12.9%	14.2%	(1.3)
Casualty	21,134	13,867	24.5%	22.4%	2.1
Specialty	6,445	7,323	21.1%	29.4%	(8.3)
Total	$36,834	$27,947	19.5%	20.8%	(1.3)

The acquisition cost ratio for the three months ended March 31, 2024 decreased to 19.5%, compared to 20.8% for the three months ended March 31, 2023, reflecting the change in the mix of business and the impact of profit commissions on the prior period.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Other underwriting expenses	$12,150	$10,681
Other underwriting expense ratio	4.4%	7.9%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

For the three months ended March 31, 2024, other underwriting expenses increased by $1.5 million or 13.8%, from $10.7 million for the three months ended March 31, 2023 to $12.2 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in salary and compensation costs and professional fees.

The other underwriting expense ratios for the three months ended March 31, 2024 and 2023 decreased over the same period at 4.4% and 7.9%, respectively, as a result of the growth in premium base and certain performance based management fees recognized by Ada Capital Management Limited in the current quarter for services provided to Ada Re, Ltd.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$262,821	$10,064
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	5,168	27,428
	$267,989	$37,492

Net income (loss) attributable to non-controlling interest - TSHF	$120,158	$1,510
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $262.8 million and $10.1 million for the three months ended March 31, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $142.7 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 8.3% and 0.5% for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in Two Sigma Futures Portfolio, LLC (“FTV”). Within FTV, equities, commodities, fixed income, currencies, and credit all made positive contributions to returns, in decreasing order. TS Hamilton Fund also received positive contributions from single name equities trading. In single name equities trading, gains were led by U.S. equities within Two Sigma Spectrum Portfolio, LLC ("STV"), followed by non-U.S. equities within Two Sigma Equity Spectrum Portfolio, LLC (“ESTV”). Within ESTV, East Asia, Europe, Pan-America, and China all made positive contributions to returns, in decreasing order.

For the three months ended March 31, 2023, gains in TS Hamilton Fund were led by single name equities trading and partially offset by losses in macroeconomic trading. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, Europe, China, East Asia, and Pan-America all made positive contributions to returns, in decreasing order. Macro losses in FTV were led by equities and commodities.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $5.2 million and $27.4 million for the three months ended March 31, 2024 and 2023, respectively. Income for the three months ended March 31, 2024 was primarily driven by investment income on higher yielding assets, largely offset by negative price returns as a result of rising U.S. treasury interest rates in the first quarter of 2024. Income for the three months ended March 31, 2023 was primarily driven by holding higher yielding assets during 2023 as a result of portfolio reinvestments during the 2022 rising interest rate environment, combined with falling U.S. treasury interest rates in the first quarter of 2023.

Other Income (Loss)

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Other income (loss), excluding third party fee income	$—	$29

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net foreign exchange gains (losses)	$(2,125)	$(2,046)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $2.1 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to the remeasurement of insurance-related assets and liabilities denominated in Euro, Japanese Yen, Australian and Canadian Dollars and British Pounds.

Corporate Expenses

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Corporate expenses	$11,502	$6,664

Corporate expenses for the three months ended March 31, 2024 were $11.5 million, compared to $6.7 million for the three months ended March 31, 2023, an increase of $4.8 million. The increase was primarily driven by $3.7 million of Value Appreciation Pool ("VAP") expense, an increased headcount, and certain variable performance based compensation costs, as well as an increase in professional fees associated with operating as a public company.

Amortization of Intangible Assets

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Amortization of intangible assets	$3,252	$2,770

Amortization of intangible assets of $3.3 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense increased due to the incremental expense associated with additional technology projects.

Interest Expense

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$5,708	$5,529

Interest expense of $5.7 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The modest increase in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Income tax expense (benefit)	$592	$1,573

Income tax expense (benefit) for the three months ended March 31, 2024 was an expense of $0.6 million, compared to an expense of $1.6 million for the three months ended March 31, 2023, a decrease of $1.0 million. The current year tax expense is primarily driven by withholding taxes on investment income from TS Hamilton Fund, partially offset by various smaller tax adjustments across the group. The prior year tax expense in our Bermuda segment was primarily driven by withholding taxes on investment income from TS Hamilton Fund.

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

	As at
($ in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Closing common shareholders' equity	$2,209,505	$2,047,850
Closing common shares outstanding	111,003,013	110,225,103
Book value per common share	$19.90	$18.58

Book value per common share was $19.90 at March 31, 2024, a $1.32 or 7.1% increase from the Company’s book value per common share of $18.58 at December 31, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders.

Tangible Book Value per Common Share

Management believes that tangible book value is an important indicator of value provided to common shareholders and aligns the Company’s and most investors’ long term objectives. We calculate tangible book value per common share as total common shareholders’ equity less intangible assets, divided by the total number of common shares outstanding at the point in time.

	As at
($ in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Closing common shareholders' equity	$2,209,505	$2,047,850
Intangible assets	92,651	90,996
Closing common shareholders' equity, less intangible assets	$2,116,854	$1,956,854

Closing common shares outstanding	111,003,013	110,225,103
Tangible book value per common share	$19.07	$17.75

Tangible book value per common share was $19.07 at March 31, 2024, a $1.32 or 7.4% increase from the Company’s tangible book value per common share of $17.75 at December 31, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net income (loss) attributable to common shareholders	$157,174	$51,492
Average common shareholders' equity for the period	$2,128,678	$1,690,312
Return on average common shareholders' equity	7.4%	3.0%

ROACE was 7.4% for the three months ended March 31, 2024 compared to 3.0% for the three months ended March 31, 2023. The increase was primarily driven by the higher net income attributable to common shareholders for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

The table below reconciles underwriting income (loss) to net income (loss), the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Underwriting income (loss)	$32,522	$34,063
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	267,989	37,492
Other income (loss), excluding third party fee income	—	29
Net foreign exchange gains (losses)	(2,125)	(2,046)
Corporate expenses	(11,502)	(6,664)
Amortization of intangible assets	(3,252)	(2,770)
Interest expense	(5,708)	(5,529)
Income tax (expense) benefit	(592)	(1,573)
Net income (loss), prior to non-controlling interest	$277,332	$53,002

Third Party Fee Income

Third party fee income includes income that is incremental and/or directly attributable to our underwriting operations. It is primarily comprised of fees earned by the International segment for management services provided to third party syndicates and consortia and by the Bermuda segment for performance based management fees generated by our third party capital manager, Ada Capital Management Ltd. We believe that this measure is a relevant component of our underwriting income (loss).

The table below reconciles third party fee income to other income, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Third party fee income	$7,478	$3,004
Other income (loss), excluding third party fee income	—	29
Other income (loss)	$7,478	$3,033

Other Underwriting Expenses

Other underwriting expenses include those general and administrative expenses that are incremental and/or directly attributable to our underwriting operations. While this measure is presented in Note 8, Segment Reporting, it is considered a non-GAAP financial measure when presented elsewhere.

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

The table below reconciles other underwriting expenses to general and administrative expenses, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Other underwriting expenses	$43,353	$39,142
Corporate expenses	11,502	6,664
General and administrative expenses	$54,855	$45,806

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

Combined Ratio

Combined Ratio is a measure of our underwriting profitability and is expressed as the sum of the loss and loss adjustment expense ratio, acquisition cost ratio and other underwriting expense ratio. A combined ratio under 100% indicates an underwriting profit, while a combined ratio over 100% indicates an underwriting loss.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Investment Philosophy

The Company maintains two segregated investment portfolios: a fixed maturities and short-term investments trading portfolio and an investment in Two Sigma Hamilton Fund ("TS Hamilton Fund").

The Company's high quality and liquid fixed maturities and short-term investments portfolio is structured to focus primarily on the preservation of capital and the availability of liquidity to meet the Company’s claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. The Company’s investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The Company also invests in TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2026. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis. The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At March 31, 2024 and December 31, 2023, total cash and investments was $4.4 billion and $4.0 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	March 31, 2024		December 31, 2023
Fixed maturity investments, at fair value	$1,877,130	43%	$1,831,268	46%
Short-term investments, at fair value	352,068	8%	428,878	11%
	2,229,198	51%	2,260,146	57%
Investments in Two Sigma Funds, at fair value	953,659	22%	851,470	21%
Total investments	3,182,857	73%	3,111,616	78%
Cash and cash equivalents	1,085,038	25%	794,509	20%
Restricted cash	95,565	2%	106,351	2%
Total cash	1,180,603	27%	900,860	22%
Total cash & investments	$4,363,460	100%	$4,012,476	100%

Total cash and investments increased from $4.0 billion at December 31, 2023 to $4.4 billion at March 31, 2024. The increase was driven by both the TS Hamilton Fund, primarily due to positive investment returns for the three months ended March 31, 2024 and fixed maturity investments as we deployed more cash into the fixed maturity trading portfolio to take advantage of higher interest rates. The TS Hamilton Fund represents $2.0 billion and $1.8 billion of the total cash and investments as at March 31, 2024 and December 31, 2023, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments at March 31, 2024 and December 31, 2023 are as follows:

	2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$636,151	$782	$(15,682)	$621,251
U.S. states, territories and municipalities	4,481	—	(253)	4,228
Non-U.S. sovereign governments and supranationals	62,211	977	(1,199)	61,989
Corporate	918,909	4,290	(21,816)	901,383
Residential mortgage-backed securities - Agency	232,441	340	(15,000)	217,781
Residential mortgage-backed securities - Non-agency	6,124	9	(711)	5,422
Commercial mortgage-backed securities - Non-agency	33,321	85	(936)	32,470
Other asset-backed securities	32,691	56	(141)	32,606
Total fixed maturities	1,926,329	6,539	(55,738)	1,877,130
Short-term investments	351,035	1,034	(1)	352,068
Total	$2,277,364	$7,573	$(55,739)	$2,229,198

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

The fair value of the Company’s fixed maturity trading portfolio and short-term investments decreased modestly from $2.3 billion at December 31, 2023 to $2.2 billion at March 31, 2024, primarily due to a decrease in the short-term investments held by TS Hamilton Fund.

Short-term investments of $348.2 million and $428.9 million at March 31, 2024 and December 31, 2023, respectively, are held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See discussion below for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type at March 31, 2024 and December 31, 2023 were as follows:

	2024			2023
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$621,251	28%	Aaa	$708,250	31%	Aaa
U.S. states, territories and municipalities	4,228	—%	Aa2	4,370	—%	Aa2
Non-U.S. sovereign governments and supranationals	61,989	3%	Aa1	56,246	2%	Aa2
Corporate	901,383	41%	A2	863,876	39%	A3
Residential mortgage-backed securities - Agency	217,781	10%	Aaa	168,513	7%	Aaa
Residential mortgage-backed securities - Non-agency	5,422	—%	Aaa	4,984	—%	Aaa
Commercial mortgage-backed securities - Non-agency	32,470	1%	Aaa	10,423	1%	Aa1
Other asset-backed securities	32,606	1%	Aaa	14,606	1%	Aaa
Total fixed maturities	1,877,130	84%	Aa3	1,831,268	81%	Aa3
Short-term investments	352,068	16%	Aaa	428,878	19%	Aaa
Total fixed maturities and short-term investments	$2,229,198	100%	Aa2	$2,260,146	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100.0%			100%
Non-investment grade		—%			—%
Total		100.0%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio at March 31, 2024 and December 31, 2023, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	2024	2023
Average credit quality	Aa3	Aa3
Average yield to maturity	4.9%	4.5%
Expected average duration (in years)	3.3	3.3

At March 31, 2024 and December 31, 2023, approximately 100% of the Company’s fixed maturities and short-term investments trading portfolio were rated investment grade (Baa2 or higher) by third party rating services. There were no non-investment grade securities in the fixed maturities and short-term investments trading portfolio. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio at March 31, 2024 and December 31, 2023, excluding short-term investments held by the TS Hamilton Fund, was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 4.9% at March 31, 2024 from 4.5% at December 31, 2023.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.3 years at March 31, 2024 and December 31, 2023, respectively.

TS Hamilton Fund

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), we seek to achieve absolute dollar denominated returns on a substantial capital base primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At March 31, 2024, the Company owns a 17.7%, 18.7% and 10.2%, interest in each of the FTV, STV and ESTV funds, respectively.

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

The Company’s investments in Two Sigma Funds at March 31, 2024 and December 31, 2023 are as follows:

	2024			2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$337,916	$59,294	$397,210	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	246,490	91,849	338,339	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	169,561	48,549	218,110	142,981	31,156	174,137
Total	$753,967	$199,692	$953,659	$770,191	$81,279	$851,470

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $851.5 million at December 31, 2023 to $953.7 million at March 31, 2024 is driven in large part by unrealized investment gains and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund at March 31, 2024 and December 31, 2023. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$706,969	$479,255
Short-term investments	348,155	428,878
Investments in Two Sigma Funds, at fair value	953,659	851,470
Receivables for investments sold	13,868	41,087
Interest and dividends receivable	1,024	966
Total assets	2,023,675	1,801,656

Liabilities
Accounts payable and accrued expenses	178	191
Withdrawal payable	75,797	6,480
Payable for investments purchased	28,132	62,440
Total liabilities	104,107	69,111
Total net assets managed by TS Hamilton Fund	$1,919,568	$1,732,545

Total net assets in TS Hamilton Fund were $1.9 billion and $1.7 billion at March 31, 2024 and December 31, 2023, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2024 and December 31, 2023, total unrestricted cash and cash equivalents were $1.1 billion and $794.5 million, respectively, and total restricted cash and cash equivalents were $95.6 million and $106.4 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Insurance Group, Ltd.’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 18, Statutory Requirements in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023 for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies.

During the three months ended March 31, 2024 and 2023, Hamilton Insurance Group, Ltd. received $20.0 million and
$Nil, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $471.6 million at December 31, 2023, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

Hamilton Insurance Group, Ltd.’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to Hamilton Insurance Group, Ltd. The subsidiaries’ remaining cash flows are generally invested into the investment portfolio. The remaining cash flows have also been used to fund common share repurchases and to fund acquisitions.

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

The payment of dividends by operating subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate. In addition, insurance laws require the insurance subsidiaries to maintain certain measures of solvency and liquidity. Management believes that each of the Company’s insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2023. Certain of the subsidiaries and branches are required to file Financial Condition Reports ("FCR"), with their regulators, which provide details on solvency and financial performance. Where required, these FCRs are posted on the Company’s website.

The regulations governing the Company’s principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity are discussed in Note 18, Statutory Requirements in the Company’s audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2023.

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 were as follows:

($ in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$158,200	$12,086
Investing activities	194,127	(132,129)
Financing activities	(68,376)	(3,117)
Effect of exchange rate changes on cash	(4,208)	772
Net increase (decrease) in cash and cash equivalents	$279,743	$(122,388)

Net cash provided by (used in) operating activities was $158.2 million and $12.1 million in the three months ended March 31, 2024 and 2023, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $194.1 million and $(132.1) million, in the three months ended March 31, 2024 and 2023, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover in our fixed maturities and short-term investments.

Net cash provided by (used in) financing activities was $(68.4) million and $(3.1) million, in the three months ended March 31, 2024 and 2023, respectively, primarily driven by incentive allocations paid to TS Hamilton Fund.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic losses. However, should claim payment obligations accelerate beyond the Company’s ability to fund payments from operating cash flows, the Company would utilize cash and cash equivalent balances and/or liquidate a portion of the Company’s fixed maturities and short term investments trading portfolio and/or access certain credit facilities. The Company’s fixed maturities and short term investments trading portfolio is heavily weighted towards conservative, high quality and highly liquid securities.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at March 31, 2024 could be available in one to three business days under normal market conditions, except for $423.4 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the unaudited condensed consolidated financial statements) and $253.9 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	March 31, 2024	December 31, 2023
Shareholders' equity	$2,209,505	$2,047,850

The Company’s total capital was $2.2 billion at March 31, 2024, a 7.9% increase compared to $2.0 billion at December 31, 2023. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $157.2 million for the three months ended March 31, 2024.

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the renegotiated Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter.

	As at
($ in thousands)	March 31, 2024	December 31, 2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	151,000	151,000
Unamortized loan issuance costs	$141	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of $0.1 million or less in each of the three months ended March 31, 2024 and 2023.

Common Shares

The Company’s authorized and issued share capital at March 31, 2024 and December 31, 2023 is comprised as follows:

($ in thousands, except share and per share amounts)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
Issued, outstanding and fully paid:	2024	2023
Class A common shares (2024 and 2023: $28,644,807)	$286	$286
Class B common shares (2024: $56,813,977 and 2023: 56,036,067)	568	560
Class C common shares (2024 and 2023: 25,544,229)	255	255
Total	$1,109	$1,101

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

On June 23, 2022, the Company and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to the Company. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025. At March 31, 2024, there were no loan amounts outstanding under this facility.

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

The Company’s obligations under its credit facilities require the Company, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at March 31, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund or the Company's fixed income security portfolio or cash. The Company’s credit facilities at March 31, 2024, and associated securities pledged, were as follows:

($ in thousands)	2024
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	745,958

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$237,461
Pledged interests in fixed income portfolio	251,588
Cash	2,339

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

On April 30, 2024, A.M. Best, an internationally recognized agency, upgraded the Financial Strength Rating to "A" (Excellent) from "A-" (Excellent) and the Long-Term Issuer Credit Ratings ("ICR") of "a" (Excellent) from "a-" (Excellent) of Hamilton Re and HIDAC, each a wholly owned subsidiary of Hamilton. Also, the outlook on these ratings was revised to "stable" from "positive".

On July 25, 2023, Kroll Bond Rating Agency, an internationally recognized agency, affirmed its insurance financial strength rating of "A" of Hamilton Re and the "BBB+" issuer rating of Hamilton Insurance Group, Ltd. The outlook on these ratings was changed to "positive" from "stable" on July 6, 2022.

On December 13, 2023, S&P Global, an internationally recognized agency, increased its financial strength rating of the Lloyd's market from "A+" to "AA-" with a stable outlook.

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2024.

See Note 9, Reserve for Losses and Loss Adjustment Expenses to the audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2023 for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Summary of Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in the audited consolidated financial statements and related notes thereto included in our Form 10-K for the year ended December 31, 2023 for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

See Summary of Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses in our Form 10-K for the year ended December 31, 2023 for a detailed discussion of losses and loss adjustment expenses.

Recent Accounting Pronouncements

At March 31, 2024, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to four types of market risk: interest rate risk, credit spread risk, equity price risk, and foreign currency risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. There were no material changes to these market risks, as disclosed in "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Form 10-K for the year ended December 31, 2023. See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Form 10-K for the year ended December 31, 2023 for a discussion of our exposure to these risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at May 9, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

($ in 000s, except per share information)	Shares purchased under publicly announced repurchase program		Other shares purchased(1)		Total shares purchased		Maximum $ amount still available under repurchase program
	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase							$—
January 1 - 31, 2024	—	$—	368,907	$15.09	368,907	$15.09	$—
February 1 - 29, 2024	—	$—	—	$—	—	$—	$—
March 1 - 31, 2024	—	$—	244,827	$13.68	244,827	$13.68	$—
Total	—		613,734		613,734		$—
(1) Other shares purchased represents common shares repurchased from employees in respect of withholding tax obligations on the vesting of restricted stock awards and in respect of the purchase price for warrants exercised.

See Note 12, Subsequent Events, to the unaudited condensed consolidated financial statements as included in our Form 10-Q for the three months ended March 31, 2024 for further details of our share repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Share Purchase Agreement dated May 8, 2024 by and among BSOF Master Fund L.P. and BSOF Master Fund II L.P. and the Company incorporated by reference to Hamilton Insurance Group, Ltd.’s Report on Form 8-K filed with the SEC on May 8, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended March 31, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2024
HAMILTON INSURANCE GROUP, LTD.

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)