Form 10-Q
period 2024-06-30
Hamilton Insurance Group, Ltd.
filed 2024-08-08
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of August 1, 2024 was 61,338,501.

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

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	June 30, 2024	December 31, 2023
Assets
Fixed maturity investments, at fair value (amortized cost 2024: $2,119,739; 2023: $1,867,499)	$2,068,930	$1,831,268
Short-term investments, at fair value (amortized cost 2024: $461,525; 2023: $427,437)	463,542	428,878
Investments in Two Sigma Funds, at fair value (cost 2024: $711,236; 2023: $770,191)	923,682	851,470
Total investments	3,456,154	3,111,616
Cash and cash equivalents	1,016,573	794,509
Restricted cash and cash equivalents	98,279	106,351
Premiums receivable	933,211	658,363
Paid losses recoverable	147,690	145,202
Deferred acquisition costs	203,279	156,895
Unpaid losses and loss adjustment expenses recoverable	1,160,309	1,161,077
Receivables for investments sold	12,307	42,419
Prepaid reinsurance	299,574	194,306
Intangible assets	94,410	90,996
Other assets	201,317	209,621
Total assets	$7,623,103	$6,671,355

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,242,893	$3,030,037
Unearned premiums	1,202,371	911,222
Reinsurance balances payable	399,633	272,310
Payables for investments purchased	111,280	66,606
Term loan, net of issuance costs	149,887	149,830
Accounts payable and accrued expenses	158,187	186,887
Payables to related parties	43,030	6,480
Total liabilities	5,307,281	4,623,372

Non-controlling interest – TS Hamilton Fund	77,275	133

Shareholders’ equity
Common shares:
Class A, authorized (2024 and 2023: 28,644,807), par value $0.01; issued and outstanding (2024: 19,520,078 and 2023: 28,644,807)	195	286
Class B, authorized (2024: 72,837,352 and 2023: 72,337,352), par value $0.01; issued and outstanding (2024: 57,358,464 and 2023: 56,036,067)	574	560
Class C, authorized (2024: 25,044,229 and 2023: 25,544,229), par value $0.01; issued and outstanding (2024: 25,044,229 and 2023: 25,544,229)	250	255
Additional paid-in capital	1,171,585	1,249,817
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,070,384	801,373
Total shareholders’ equity	2,238,547	2,047,850

Total liabilities, non-controlling interest, and shareholders’ equity	$7,623,103	$6,671,355

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share information)	2024	2023	2024	2023
Revenues
Gross premiums written	$603,304	$504,960	$1,325,245	$1,043,124
Reinsurance premiums ceded	(128,236)	(120,252)	(335,297)	(309,918)
Net premiums written	475,068	384,708	989,948	733,206

Net change in unearned premiums	(56,304)	(53,248)	(185,881)	(117,844)
Net premiums earned	418,764	331,460	804,067	615,362

Net realized and unrealized gains (losses) on investments	151,251	19,406	406,622	54,539
Net investment income (loss)	13,720	7,291	26,338	9,650
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	164,971	26,697	432,960	64,189

Other income (loss)	5,989	2,420	13,470	5,452
Net foreign exchange gains (losses)	(1,782)	(3,341)	(3,911)	(5,387)
Total revenues	587,942	357,236	1,246,586	679,616

Expenses
Losses and loss adjustment expenses	214,494	179,416	446,846	327,977
Acquisition costs	96,305	76,856	180,858	141,995
General and administrative expenses	64,917	49,234	119,772	95,040
Amortization of intangible assets	3,317	2,305	6,569	5,075
Interest expense	6,031	5,189	11,738	10,718
Total expenses	385,064	313,000	765,783	580,805

Income (loss) before income tax	202,878	44,236	480,803	98,811
Income tax expense (benefit)	2,496	2,948	3,089	4,521
Net income (loss)	200,382	41,288	477,714	94,290

Net income (loss) attributable to non-controlling interest	69,297	4,501	189,455	6,011

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$131,085	$36,787	$288,259	$88,279

Per share data
Basic income (loss) per share attributable to common shareholders	$1.24	$0.35	$2.66	$0.85
Diluted income (loss) per share attributable to common shareholders	$1.20	$0.35	$2.57	$0.84

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Common shares
Balance, beginning of period	$1,109	$1,037	$1,101	$1,030
Issuance of common shares	1	1	11	8
Repurchases of common shares	(91)	(2)	(93)	(2)
Balance, end of period	1,019	1,036	1,019	1,036

Additional paid-in capital
Balance, beginning of period	1,255,055	1,121,334	1,249,817	1,120,242
Issuance of common shares	(1)	—	386	(7)
Repurchases of common shares	(91,602)	(502)	(94,044)	(1,776)
Share compensation expense	8,133	3,734	15,426	6,107
Balance, end of period	1,171,585	1,124,566	1,171,585	1,124,566

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	957,782	598,510	801,373	547,352
Net income (loss)	200,382	41,288	477,714	94,290
Net income attributable to non-controlling interest	(69,297)	(4,501)	(189,455)	(6,011)
Share compensation expense	—	(4,169)	—	(4,169)
Repurchases of common shares	(18,483)	(135)	(19,248)	(469)
Balance, end of period	1,070,384	630,993	1,070,384	630,993

Total shareholders’ equity	$2,238,547	$1,752,154	$2,238,547	$1,752,154

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023

($ in thousands)	2024	2023
Operating activities
Net income (loss)	$477,714	$94,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,455	5,794
Share compensation expense	15,426	6,107
Net realized (gains) losses on investments	(288,934)	10,040
Change in net unrealized (gains) losses on investments	(117,688)	(64,579)
Other items	1,648	(2,802)
Change in:
Premiums receivable	(274,848)	(233,605)
Paid losses recoverable	(2,488)	(41,873)
Deferred acquisition costs	(46,384)	(30,133)
Prepaid reinsurance	(105,268)	(87,505)
Unpaid losses and loss adjustment expenses recoverable	768	14,923
Other assets	8,018	6,235
Reserve for losses and loss adjustment expenses	212,856	42,825
Unearned premiums	291,149	206,535
Reinsurance balances payable	127,323	137,358
Accounts payable and accrued expenses and other	7,891	12,301
Net cash provided by (used in) operating activities	314,638	75,911

Investing activities
Proceeds from redemptions from Two Sigma Funds	1,518,920	1,267,647
Contributions to Two Sigma Funds	(1,186,327)	(1,349,973)
Purchases of fixed maturity investments	(910,380)	(476,046)
Proceeds from sales, redemptions and maturity of fixed maturity investments	657,390	284,572
Purchases of short-term investments	(819,859)	(732,261)
Proceeds from sales of short-term investments	806,005	690,970
Change in receivables for investments sold	30,112	335
Change in payables for investments purchased	44,674	(29,425)
Other	(10,626)	(7,741)
Net cash provided by (used in) investing activities	129,909	(351,922)

Financing activities
Issuance of common shares	11	8
Repurchases of common shares	(113,385)	(2,247)
Contribution of additional paid-in capital	386	(7)
Withdrawal of non-controlling interest	(112,313)	(6,006)
Net cash provided by (used in) financing activities	(225,301)	(8,252)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(5,254)	2,278

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	213,992	(281,985)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	900,860	1,207,203
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,114,852	$925,218

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

Hamilton Re US is a tax partnership that was formed pursuant to an arrangement between Hamilton Re and its Bermuda-incorporated affiliate, Hamilton ILS Holdings Limited. The tax partnership is treated as a U.S. corporation for U.S. tax purposes and is registered with the U.S. Internal Revenue Service, such that underwriting and investment income derived from capital allocated to Hamilton Re US are subject to U.S. taxation.

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

Easton Re has issued an industry loss index-triggered catastrophe bond that provides the Company's operating platforms with multi-year risk transfer capacity to protect against named storm risk in the United States and earthquake risk in the United States and Canada. See Note 6, Reinsurance, for further details.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments at June 30, 2024 and December 31, 2023 are as follows:

	2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$702,657	$966	$(15,523)	$688,100
U.S. states, territories and municipalities	4,477	—	(235)	4,242
Non-U.S. sovereign governments and supranationals	74,597	615	(1,508)	73,704
Corporate	1,023,626	3,243	(20,357)	1,006,512
Residential mortgage-backed securities - Agency	236,874	93	(16,231)	220,736
Residential mortgage-backed securities - Non-agency	5,961	9	(674)	5,296
Commercial mortgage-backed securities - Non-agency	33,355	4	(1,033)	32,326
Other asset-backed securities	38,192	52	(230)	38,014
Total fixed maturities	2,119,739	4,982	(55,791)	2,068,930
Short-term investments	461,525	2,017	—	463,542
Total	$2,581,264	$6,999	$(55,791)	$2,532,472

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities at June 30, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2024
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$134,327	$131,817
Due after one through five years	1,405,050	1,377,669
Due after five through ten years	262,173	259,858
Due after ten years	3,807	3,214
Mortgage-backed	276,190	258,358
Asset-backed	38,192	38,014
Total	$2,119,739	$2,068,930

Investments in Two Sigma Funds

The Company’s investments in Two Sigma Funds at June 30, 2024 and December 31, 2023 are as follows:

	2024			2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$319,216	$52,179	$371,395	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	231,538	115,187	346,725	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	160,482	45,080	205,562	142,981	31,156	174,137
Total	$711,236	$212,446	$923,682	$770,191	$81,279	$851,470

The Company, through its investments in FTV, STV and ESTV, seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At June 30, 2024, the Company owns an 18.4%, 18.1% and 10.0% interest in each of the FTV, STV and ESTV funds, respectively.

The following table summarizes certain investments of FTV, STV and ESTV where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity at June 30, 2024:

	2024
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	183,197	$183,197	9.6%
U.S. Treasury Securities, 0.0000%- 4.6250%, due 7/2/2024 - 5/15/2054	2,026,171	$2,024,274	106.1%
U.S. Treasury Securities, 4.2500%- 4.6250%, due 6/30/2026 - 5/15/2054	(338,908)	$(338,626)	(17.8)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of FTV, STV and ESTV total holdings.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, a revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum (previously 3%). The management fee for the three months ended June 30, 2024 and 2023 was $11.9 million and $12.1 million, respectively, and the management fee for the six months ended June 30, 2024 and 2023 was $23.2 million and $24.0 million, respectively.

Under the terms of the revised limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member remains entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive a revised additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits (previously 20%). "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year (previously 15%), net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended June 30, 2024 and 2023 was $69.3 million and $4.5 million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the six months ended June 30, 2024 and 2023 was $189.4 million and $6.0 million, respectively.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$139,489	$27,612	$288,934	$(10,040)
Change in net unrealized gains (losses) on investments	11,762	(8,206)	117,688	64,579
Net realized and unrealized gains (losses) on investments	151,251	19,406	406,622	54,539

Net investment income (loss):
Fixed maturities	19,009	10,815	35,960	18,970
Short-term investments	41	98	40	249
TS Hamilton Fund	2,917	6,025	5,932	9,912
Cash and cash equivalents	4,095	2,412	8,210	4,725
Other	415	697	1,167	1,120
Interest and other	26,477	20,047	51,309	34,976
Management fees	(12,482)	(12,515)	(24,433)	(24,849)
Other expenses	(275)	(241)	(538)	(477)
Net investment income (loss)	13,720	7,291	26,338	9,650
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$164,971	$26,697	$432,960	$64,189

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Fixed maturities and short-term investments	$(1,695)	$2,574	$(4,636)	$(3,108)
TS Hamilton Fund	140,900	24,827	293,286	(7,143)
Other	284	211	284	211
Net realized gains (losses) on investments	$139,489	$27,612	$288,934	$(10,040)

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Fixed maturities and short-term investments	$(1,608)	$(19,539)	$(14,599)	$3,019
TS Hamilton Fund	13,370	11,333	132,287	61,560
Net unrealized gains (losses) on investments	$11,762	$(8,206)	$117,688	$64,579

Pledged Assets

At June 30, 2024 and December 31, 2023, pledged investments at fair value were comprised of $237.9 million and $232.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $88.2 million and $54.1 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $36.6 million and $37.2 million respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At June 30, 2024 and December 31, 2023, restricted cash and cash equivalents balances were comprised of $94.1 million and $97.4 million, respectively, securing other underwriting obligations, $2.7 million and $7.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $1.5 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities, and $Nil and $0.3 million, respectively, of escrow funds.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $1.0 billion and restricted cash and cash equivalents of $98.3 million on the balance sheet at June 30, 2024. Total cash and cash equivalents and restricted cash and cash equivalents of $900.9 million presented in the statement of cash flows at December 31, 2023 was comprised of cash and cash equivalents of $794.5 million and restricted cash and cash equivalents of $106.4 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

The following table presents the financial instruments measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$688,100	$—	$688,100
U.S. states, territories and municipalities	—	4,242	—	4,242
Non-U.S. sovereign governments and supranationals	—	73,704	—	73,704
Corporate	—	1,006,512	—	1,006,512
Residential mortgage-backed securities - Agency	—	220,736	—	220,736
Residential mortgage-backed securities - Non-agency	—	5,296	—	5,296
Commercial mortgage-backed securities - Non-agency	—	32,326	—	32,326
Other asset-backed securities	—	38,014	—	38,014
Total fixed maturities	—	2,068,930	—	2,068,930
Short-term investments	—	463,542	—	463,542
Total	$—	$2,532,472	$—	$2,532,472

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

	2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$708,250	$—	$708,250
U.S. states, territories and municipalities	—	4,370	—	4,370
Non-U.S. sovereign governments and supranationals	—	56,246	—	56,246
Corporate	—	863,876	—	863,876
Residential mortgage-backed securities - Agency	—	168,513	—	168,513
Residential mortgage-backed securities - Non-agency	—	4,984	—	4,984
Commercial mortgage-backed securities - Non-agency	—	10,423	—	10,423
Other asset-backed securities	—	14,606	—	14,606
Total fixed maturities	—	1,831,268	—	1,831,268
Short-term investments	—	428,878	—	428,878
Total	$—	$2,260,146	$—	$2,260,146

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

Activity in the non-controlling interest of TS Hamilton Fund for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Balance - beginning of period	$54,727	$120	$133	$119
Withdrawals	(46,749)	(4,497)	(112,313)	(6,006)
Equity in earnings	13	4	34	5
Incentive allocation	69,284	4,497	189,421	6,006
Balance - end of period	$77,275	$124	$77,275	$124

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the total assets and total liabilities of TS Hamilton Fund at June 30, 2024 and December 31, 2023. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$650,671	$479,255
Short-term investments	463,542	428,878
Investments in Two Sigma Funds, at fair value	923,682	851,470
Receivables for investments sold	—	41,087
Interest and dividends receivable	1,029	966
Total assets	2,038,924	1,801,656

Liabilities
Accounts payable and accrued expenses	177	191
Withdrawal payable	43,030	6,480
Payable for investments purchased	87,716	62,440
Total liabilities	130,923	69,111
Total net assets managed by TS Hamilton Fund	$1,908,001	$1,732,545

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At June 30, 2024, the Company’s premiums receivable balance, net of credit provisions of $2.0 million, was $933.2 million. At December 31, 2023, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $658.4 million.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$2,153	$3,136	$3,000	$2,856
Increase (decrease) in allowance	(191)	(38)	(1,038)	242
Ending balance	$1,962	$3,098	$1,962	$3,098

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At June 30, 2024, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $147.7 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.8 million. At December 31, 2023, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $145.2 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$709	$792	$687	$777
Increase (decrease) in allowance	46	28	68	43
Ending balance	$755	$820	$755	$820

At June 30, 2024 and December 31, 2023, the distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	2024	2023
Collateralized	25.7%	28.5%
A- or better	74.0%	71.0%
Below A-	0.3%	0.5%
Total	100.0%	100.0%

At June 30, 2024 and December 31, 2023, the three largest balances by reinsurer accounted for 25%, 22% and 12%, and 27%, 20% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

At June 30, 2024 and December 31, 2023, the balance of reinsurance recoverable on unpaid losses due under this LPT was $45.7 million and $49.8 million, respectively. Amortization of the deferred gain was income of $1.0 million and $3.1 million during the three months ended June 30, 2024 and 2023, respectively, and income of $1.9 million and $3.4 million during the six months ended June 30, 2024 and 2023, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $Nil and $14.6 million during the three and six months ended June 30, 2024, respectively.

In December 2020, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Singapore-domiciled Easton Re Pte, Ltd. (also "Easton Re"). Easton Re provided the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re was from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded of $Nil and $7.2 million during the three and six months ended June 30, 2023, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE") for the six months ended June 30, 2024 and 2023:

($ in thousands)	2024	2023
Gross unpaid losses and loss adjustment expenses, beginning of period	$3,030,037	$2,856,275
Reinsurance recoverable on unpaid losses	1,161,077	1,177,863
Net unpaid losses and loss adjustment expenses, beginning of period	1,868,960	1,678,412

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	436,348	330,458
Prior years	10,498	(2,481)
Total incurred	446,846	327,977

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	6,787	10,431
Prior years	224,576	282,252
Total paid	231,363	292,683

Foreign currency revaluation and other	(1,859)	22,454
Net unpaid losses and loss adjustment expenses, end of period	2,082,584	1,736,160
Reinsurance recoverable on unpaid losses	1,160,309	1,162,940
Gross unpaid losses and loss adjustment expenses, end of period	$3,242,893	$2,899,100

Net unfavorable prior year development of $10.5 million for the six months ended June 30, 2024 was primarily driven by attritional losses. See below for further details:

•Net unfavorable development of $12.6 million on specialty contracts, primarily driven by two specific large losses; and
•Net unfavorable development of $3.9 million on casualty contracts, due to higher than expected claims development across certain classes; partially offset by
•Net favorable development of $4.4 million on property contracts, driven by overall lower than expected claims development across various classes; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from $1.9 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.3 million, for a total net positive earnings impact of $1.6 million.

Net favorable prior year development of $2.5 million for the six months ended June 30, 2023 was comprised of $3.6 million of favorable prior year development on attritional losses and $1.1 million of unfavorable prior year development on catastrophe losses. See below for further details:

•Net favorable development of $5.3 million on specialty contracts, driven by lower than expected claims development across various classes; and
•Net favorable development of $1.2 million on casualty lines of business, primarily related to lower than expected claims development across various classes; offset by
•Net unfavorable development of $6.1 million on property contracts, primarily driven by higher than expected claims development relating to Winterstorm Elliot, as well as development in exited lines; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from $3.4 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $1.3 million, for a total net positive earnings impact of $2.1 million.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance, was recognized for each of the six months ended June 30, 2024 and 2023 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

The Company amortized acquisition costs of $96.3 million and $76.9 million for the three months ended June 30, 2024 and 2023, respectively, and $180.9 million and $142.0 million for the six months ended June 30, 2024 and 2023, respectively.

Baltimore Bridge

The estimate of net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 is subject to significant uncertainty. As at June 30, 2024 and December 31, 2023, our recorded reserves totaled $37.9 million and $Nil, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict also remain subject to significant uncertainty. As at June 30, 2024 and December 31, 2023, our recorded reserves totaled $64.1 million and $64.9 million, respectively.

Covid-19

Our Covid-19 losses also remain subject to significant uncertainty. As at June 30, 2024 and December 31, 2023, our recorded reserves relating to Covid-19 totaled $15.6 million and $14.1 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at June 30, 2024, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended June 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$311,616	$291,688	$—	$603,304
Net premiums written	$234,305	$240,763	$—	$475,068
Net premiums earned	$215,643	$203,121	$—	$418,764
Third party fee income	3,798	2,191	—	5,989
Losses and loss adjustment expenses	112,884	101,610	—	214,494
Acquisition costs	53,157	43,148	—	96,305
Other underwriting expenses	33,972	14,683	—	48,655
Underwriting income (loss)	$19,428	$45,871	$—	$65,299
Net realized and unrealized gains (losses) on investments			151,251	151,251
Net investment income (loss)			13,720	13,720
Net foreign exchange gains (losses)			(1,782)	(1,782)
Corporate expenses			(16,262)	(16,262)
Amortization of intangible assets			(3,317)	(3,317)
Interest expense			(6,031)	(6,031)
Income (loss) before income tax				202,878
Income tax (expense) benefit			(2,496)	(2,496)
Net income (loss)				200,382
Net income (loss) attributable to non-controlling interest			69,297	69,297
Net income (loss) attributable to common shareholders				$131,085

Key Ratios
Attritional loss ratio - current year	52.5%	50.5%		51.6%
Attritional loss ratio - prior year development	(0.2)%	(0.5)%		(0.4)%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	52.3%	50.0%		51.2%
Acquisition cost ratio	24.7%	21.2%		23.0%
Other underwriting expense ratio	14.0%	6.2%		10.2%
Combined ratio	91.0%	77.4%		84.4%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended June 30, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$277,796	$227,164	$—	$504,960
Net premiums written	$197,047	$187,661	$—	$384,708
Net premiums earned	$176,636	$154,824	$—	$331,460
Third party fee income	2,401	48	—	2,449
Losses and loss adjustment expenses	87,575	91,841	—	179,416
Acquisition costs	47,260	29,596	—	76,856
Other underwriting expenses	29,540	13,203	—	42,743
Underwriting income (loss)	$14,662	$20,232	$—	$34,894
Net realized and unrealized gains (losses) on investments			19,406	19,406
Net investment income (loss)			7,291	7,291
Other income (loss), excluding third party fee income			(29)	(29)
Net foreign exchange gains (losses)			(3,341)	(3,341)
Corporate expenses			(6,491)	(6,491)
Amortization of intangible assets			(2,305)	(2,305)
Interest expense			(5,189)	(5,189)
Income (loss) before income tax				44,236
Income tax (expense) benefit			(2,948)	(2,948)
Net income (loss)				41,288
Net income (loss) attributable to non-controlling interest			4,501	4,501
Net income (loss) attributable to common shareholders				$36,787

Key Ratios
Attritional loss ratio - current year	52.9%	48.9%		51.0%
Attritional loss ratio - prior year development	(3.3)%	0.3%		(1.6)%
Catastrophe loss ratio - current year	0.9%	9.8%		5.0%
Catastrophe loss ratio - prior year development	(0.9)%	0.3%		(0.3)%
Loss and loss adjustment expense ratio	49.6%	59.3%		54.1%
Acquisition cost ratio	26.8%	19.1%		23.2%
Other underwriting expense ratio	15.4%	8.5%		12.2%
Combined ratio	91.8%	86.9%		89.5%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Six Months Ended June 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$632,457	$692,788	$—	$1,325,245
Net premiums written	$419,338	$570,610	$—	$989,948
Net premiums earned	$412,456	$391,611	$—	$804,067
Third party fee income	7,387	6,083	—	13,470
Losses and loss adjustment expenses	229,046	217,800	—	446,846
Acquisition costs	100,876	79,982	—	180,858
Other underwriting expenses	65,174	26,834	—	92,008
Underwriting income (loss)	$24,747	$73,078	$—	$97,825
Net realized and unrealized gains (losses) on investments			406,622	406,622
Net investment income (loss)			26,338	26,338
Net foreign exchange gains (losses)			(3,911)	(3,911)
Corporate expenses			(27,764)	(27,764)
Amortization of intangible assets			(6,569)	(6,569)
Interest expense			(11,738)	(11,738)
Income (loss) before income tax				480,803
Income tax (expense) benefit			(3,089)	(3,089)
Net income (loss)				477,714
Net income (loss) attributable to non-controlling interest			189,455	189,455
Net income (loss) attributable to common shareholders				$288,259

Key Ratios
Attritional loss ratio - current year	54.2%	54.3%		54.3%
Attritional loss ratio - prior year development	1.3%	1.3%		1.3%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	55.5%	55.6%		55.6%
Acquisition cost ratio	24.5%	20.4%		22.5%
Other underwriting expense ratio	14.0%	5.3%		9.8%
Combined ratio	94.0%	81.3%		87.9%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Six Months Ended June 30, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$524,909	$518,215	$—	$1,043,124
Net premiums written	$319,067	$414,139	$—	$733,206
Net premiums earned	$326,151	$289,211	$—	$615,362
Third party fee income	5,302	150	—	5,452
Losses and loss adjustment expenses	157,967	170,010	—	327,977
Acquisition costs	84,452	57,543	—	141,995
Other underwriting expenses	58,002	23,884	—	81,886
Underwriting income (loss)	$31,032	$37,924	$—	$68,956
Net realized and unrealized gains (losses) on investments			54,539	54,539
Net investment income (loss)			9,650	9,650
Net foreign exchange gains (losses)			(5,387)	(5,387)
Corporate expenses			(13,154)	(13,154)
Amortization of intangible assets			(5,075)	(5,075)
Interest expense			(10,718)	(10,718)
Income (loss) before income tax				98,811
Income tax (expense) benefit			(4,521)	(4,521)
Net income (loss)				94,290
Net income (loss) attributable to non-controlling interest			6,011	6,011
Net income (loss) attributable to common shareholders				$88,279

Key Ratios
Attritional loss ratio - current year	51.6%	48.5%		50.1%
Attritional loss ratio - prior year development	(3.8)%	3.0%		(0.6)%
Catastrophe loss ratio - current year	0.4%	7.1%		3.6%
Catastrophe loss ratio - prior year development	0.2%	0.2%		0.2%
Loss and loss adjustment expense ratio	48.4%	58.8%		53.3%
Acquisition cost ratio	25.9%	19.9%		23.1%
Other underwriting expense ratio	16.2%	8.2%		12.4%
Combined ratio	90.5%	86.9%		88.8%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
International
Lloyd's of London	$199,378	$169,463	$397,959	$318,171
Ireland	85,053	90,968	184,126	174,731
U.S.	27,185	17,365	50,372	32,007
Total International	311,616	277,796	632,457	524,909
Bermuda	291,688	227,164	692,788	518,215
Total	$603,304	$504,960	$1,325,245	$1,043,124

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As at June 30, 2024, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs at June 30, 2024 and December 31, 2023:

($ in thousands)	2024	2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,600	151,000
Unamortized loan issuance costs	$113	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of less than $0.1 million in each of the three and six months ended June 30, 2024 and 2023. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At June 30, 2024, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N.A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at June 30, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities at June 30, 2024, and associated securities pledged, were as follows:

($ in thousands)	2024
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	731,472

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$233,014
Pledged interests in fixed income portfolio	252,056
Cash	4,017
The Company has recognized interest expense related to the above debt and credit facilities of $6.0 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively, and $11.7 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share Capital

Authorized and Issued

Hamilton Group’s share capital at June 30, 2024 and December 31, 2023, is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
Issued, outstanding and fully paid:	2024	2023
Class A common shares (2024: 19,520,078 and 2023: 28,644,807)	$195	$286
Class B common shares (2024: 57,358,464 and 2023: 56,036,067)	574	560
Class C common shares (2024: 25,044,229 and 2023: 25,544,229)	250	255
Total	$1,019	$1,101

The following is a summary of the activity related to common shares authorized for the three months ended June 30, 2024 and 2023:

	Class A	Class B	Class C	Unclassified	Total
Balance - March 31, 2024	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	—	500,000	(500,000)	—	—
Balance - June 30, 2024	28,644,807	72,837,352	25,044,229	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - March 31, 2023	53,993,690	50,480,684	30,525,626	—	135,000,000
Balance - June 30, 2023	53,993,690	50,480,684	30,525,626	—	135,000,000

The following is a summary of the activity related to common shares authorized for the six months ended June 30, 2024 and 2023:

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	—	500,000	(500,000)	—	—
Balance - June 30, 2024	28,644,807	72,837,352	25,044,229	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2022	53,993,690	50,480,684	30,525,626	—	135,000,000
Balance - June 30, 2023	53,993,690	50,480,684	30,525,626	—	135,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding for the three months ended June 30, 2024 and 2023:

	Class A	Class B	Class C	Total
Balance - March 31, 2024	28,644,807	56,813,977	25,544,229	111,003,013
Share class conversions	—	500,000	(500,000)	—
Exercise of warrants	—	44,487	—	44,487
Share repurchases	(9,124,729)	—	—	(9,124,729)
Balance - June 30, 2024	19,520,078	57,358,464	25,044,229	101,922,771

	Class A	Class B	Class C	Total
Balance - March 31, 2023	30,520,078	42,684,738	30,525,626	103,730,442
Share repurchases	—	(46,548)	—	(46,548)
Balance - June 30, 2023	30,520,078	42,638,190	30,525,626	103,683,894

The following is a summary of the activity related to common shares issued and outstanding for the six months ended June 30, 2024 and 2023:

	Class A	Class B	Class C	Total
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Share class conversions	—	500,000	(500,000)	—
Vesting of awards	—	761,261	—	761,261
Exercise of warrants	—	245,779	—	245,779
Director share awards granted	—	20,383	—	20,383
Share repurchases	(9,124,729)	(205,026)	—	(9,329,755)
Balance - June 30, 2024	19,520,078	57,358,464	25,044,229	101,922,771

	Class A	Class B	Class C	Total
Balance - December 31, 2022	30,520,078	42,042,155	30,525,626	103,087,859
Vesting of awards	—	735,013	—	735,013
Director share awards granted	—	24,780	—	24,780
Share repurchases	—	(163,758)	—	(163,758)
Balance - June 30, 2023	30,520,078	42,638,190	30,525,626	103,683,894

On May 8, 2024, the Company entered into an agreement to repurchase 9,124,729 Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

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

11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share information)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$131,085	$36,787	$288,259	$88,279

Denominator:
Weighted average common shares outstanding - basic	105,909	103,732	108,416	103,714
Effect of dilutive securities	3,694	1,163	3,656	1,027
Weighted average common shares outstanding - diluted	109,603	104,895	112,072	104,741

Basic income (loss) per share attributable to common shareholders	$1.24	$0.35	$2.66	$0.85
Diluted income (loss) per share attributable to common shareholders	$1.20	$0.35	$2.57	$0.84

For the three and six months ended June 30, 2024, there were 0.3 million and 0.2 million common shares, respectively, available for issuance under share-based compensation plans that were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

For each of the three and six months ended June 30, 2023, there were no common shares available for issuance under share-based compensation plans that were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
12. Subsequent Events

On August 7, 2024, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million (“Authorization”). The Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors.

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

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund ("TS Hamilton Fund" or "TSHF"), and our investment grade fixed income portfolio, which is currently benefiting from strong interest rates. We plan to continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

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

Effects of Inflation

Historically, inflation has not had a material effect on the Company’s consolidated results of operations. However, global economic inflation has recently increased and there is a risk that it will remain elevated for an extended period. Inflation is subject to many macroeconomic factors beyond our control, including global banking policy, political risks, and supply chain issues. An inflationary economy may result in higher losses and loss adjustment expenses, negatively impact the performance of our fixed income security investment portfolio, or increase our operating expenses, among other unfavorable effects. The ultimate effects of an inflationary or deflationary period are subject to high uncertainty and cannot be accurately estimated until the actual costs are known.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that will generally become effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime, and, as a result, the Company recorded a deferred tax benefit of $35.1 million in the year ended December 31, 2023.

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

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended
($ in thousands, except per share amounts)	June 30, 2024	June 30, 2023
Gross premiums written	$603,304	$504,960
Net premiums written	$475,068	$384,708
Net premiums earned	$418,764	$331,460
Third party fee income(1)	5,989	2,449

Claims and Expenses
Losses and loss adjustment expenses	214,494	179,416
Acquisition costs	96,305	76,856
Other underwriting expenses(2)	48,655	42,743
Underwriting income (loss)(3)	65,299	34,894

Net realized and unrealized gains (losses) on investments	151,251	19,406
Net investment income (loss)(4)	13,720	7,291
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	164,971	26,697

Other income (loss), excluding third party fee income(1)	—	(29)
Net foreign exchange gains (losses)	(1,782)	(3,341)
Corporate expenses(2)	16,262	6,491
Amortization of intangible assets	3,317	2,305
Interest expense	6,031	5,189
Income tax expense (benefit)	2,496	2,948
Net income (loss)	200,382	41,288
Net income (loss) attributable to non-controlling interest(5)	69,297	4,501
Net income (loss) attributable to common shareholders	$131,085	$36,787
Diluted income (loss) per share attributable to common shareholders	$1.20	$0.35

Key Ratios
Attritional loss ratio - current year	51.6%	51.0%
Attritional loss ratio - prior year development	(0.4)%	(1.6)%
Catastrophe loss ratio - current year	0.0%	5.0%
Catastrophe loss ratio - prior year development	0.0%	(0.3)%
Loss and loss adjustment expense ratio	51.2%	54.1%
Acquisition cost ratio	23.0%	23.2%
Other underwriting expense ratio	10.2%	12.2%
Combined ratio	84.4%	89.5%

Return on average common shareholders' equity	5.9%	2.1%

The following table summarizes book value per share and balance sheet data as at June 30, 2024 and March 31, 2024.

	As at
Book Value	June 30, 2024	March 31, 2024
Tangible book value per common share	$21.04	$19.07
Change in tangible book value per common share	10.3%
Book value per common share	$21.96	$19.90
Change in book value per common share	10.4%

Balance Sheet Data
Total assets	$7,623,103	$7,349,025
Total shareholders' equity	$2,238,547	$2,209,505

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of less than $0.1 million for each of the three months ended June 30, 2024 and 2023. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $16.3 million, and $6.5 million for the three months ended June 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended June 30, 2024 and 2023:

Gross premiums written Gross premiums written were $603.3 million and $505.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase in gross premiums written was primarily driven by our casualty and property reinsurance and casualty, specialty and property insurance classes. The increase was a result of new business, increased participations on existing business and a strong rate environment across multiple classes of business.

Underwriting results The combined ratio was 84.4% and 89.5% for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by a decrease in the catastrophe loss ratio, other underwriting expense ratio, and acquisition cost ratio, partially offset by an increase in the attritional loss ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2024
Attritional losses	$216,053	51.6%	$(1,591)	(0.4)%	$214,462	51.2%
Catastrophe losses	—	0.0%	32	0.0%	32	0.0%
Total	$216,053	51.6%	$(1,559)	(0.4)%	$214,494	51.2%

June 30, 2023
Attritional losses	$169,177	51.0%	$(5,435)	(1.6)%	$163,742	49.4%
Catastrophe losses	16,725	5.0%	(1,051)	(0.3)%	15,674	4.7%
Total	$185,902	56.0%	$(6,486)	(1.9)%	$179,416	54.1%

Attritional loss ratio - current year for the three months ended June 30, 2024 was 51.6% compared to 51.0% for the three months ended June 30, 2023, an increase of 0.6 percentage points. The modest increase was primarily driven by a change in business mix, with no large losses for either the three months ended June 30, 2024 or 2023.

Attritional loss ratio - prior year for the three months ended June 30, 2024 was a favorable 0.4% compared to a favorable 1.6% for the three months ended June 30, 2023, an increase of 1.2 percentage points. The attritional loss ratio - prior year for the three months ended June 30, 2024 was primarily driven by favorable development in property classes in both our International and Bermuda segments, casualty classes in our International segment, and specialty classes in our Bermuda segment, partially offset by unfavorable development in specialty classes in our International segment. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance benefited from $1.0 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.2 million, for a total net positive earnings impact of $0.8 million. The attritional loss ratio - prior year for the three months ended June 30, 2023 was primarily driven by favorable development in property classes in our International segment and specialty classes in our Bermuda segment, partially offset by unfavorable development in specialty classes in our International segment and certain large losses in the Bermuda segment's property and specialty classes.

Catastrophe losses - current year and prior year development for the three months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year. Catastrophe losses of $15.7 million for the three months ended June 30, 2023 were driven by severe convective storms in June 2023 ($14.6 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($2.1 million), partially offset by favorable prior year development of $1.0 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$145,183	$29,981
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	19,788	(3,284)
	$164,971	$26,697

Net income (loss) attributable to non-controlling interest - TSHF	$69,297	$4,501
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $145.2 million and $30.0 million for the three months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $75.9 million and $25.5 million for the three months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 4.3% and 1.6% for the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, gains in TSHF were led by single name equities trading within Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC (“ESTV”). In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, China, Europe and Pan-America all made positive contributions to gains. Macroeconomic trading in Two Sigma Futures Portfolio, LLC (“FTV”) also positively contributed to gains in TSHF. Within FTV, equities and currencies made positive contributions to gains, while losses were experienced in commodities, fixed income and credit.

For the three months ended June 30, 2023, gains in TSHF were led by non-U.S. single name equities trading within ESTV. Within ESTV, East Asia and Europe made positive contributions to gains, while losses were experienced in China and Pan America. U.S. single name equities trading within STV also positively contributed to gains. Macroeconomic trading in FTV also experienced gains, led primarily by equities.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $19.8 million and a loss of $3.3 million for the three months ended June 30, 2024 and 2023, respectively. Income for the three months ended June 30, 2024 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates in the second quarter of 2024. Losses for the three months ended June 30, 2023 were primarily driven by negative price returns as a result of rising U.S. treasury interest rates, partially offset by investment income on higher yielding assets.

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

International Segment

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Gross premiums written	$311,616	$277,796
Net premiums written	$234,305	$197,047
Net premiums earned	$215,643	$176,636
Third party fee income	3,798	2,401

Claims and Expenses
Losses and loss adjustment expenses	112,884	87,575
Acquisition costs	53,157	47,260
Other underwriting expenses	33,972	29,540
Underwriting income (loss)	$19,428	$14,662

Attritional losses - current year	$113,400	$93,523
Attritional losses - prior year development	(521)	(5,908)
Catastrophe losses - current year	—	1,500
Catastrophe losses - prior year development	5	(1,540)
Losses and loss adjustment expenses	$112,884	$87,575

Attritional loss ratio - current year	52.5%	52.9%
Attritional loss ratio - prior year development	(0.2)%	(3.3)%
Catastrophe loss ratio - current year	0.0%	0.9%
Catastrophe loss ratio - prior year development	0.0%	(0.9)%
Losses and loss adjustment expense ratio	52.3%	49.6%
Acquisition cost ratio	24.7%	26.8%
Other underwriting expense ratio	14.0%	15.4%
Combined ratio	91.0%	91.8%

Gross Premiums Written

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$53,540	$43,188
Casualty	132,129	119,846
Specialty	125,947	114,762
Total	$311,616	$277,796

Gross premiums written increased by $33.8 million, or 12.2%, from $277.8 million for the three months ended June 30, 2023 to $311.6 million for the three months ended June 30, 2024, primarily driven by growth, improved pricing and new business in specialty, casualty and property insurance classes.

Net Premiums Earned

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$32,689	$25,452
Casualty	75,770	70,826
Specialty	107,184	80,358
Total	$215,643	$176,636

Net premiums earned increased by $39.0 million, or 22.1%, from $176.6 million for the three months ended June 30, 2023 to $215.6 million for the three months ended June 30, 2024, primarily driven by growth in specialty and property insurance classes. Specialty insurance growth was driven by accident & health, fine art & specie, political violence and marine & energy. Property insurance growth was driven by property binders and D&F.

Third Party Fee Income

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Third party fee income	$3,798	$2,401

Third party fee income increased by $1.4 million, or 58.2%, from $2.4 million for the three months ended June 30, 2023 to $3.8 million for the three months ended June 30, 2024. The increase was primarily due to more favorable terms of a renewed syndicate management arrangement and an increase in consortium fees.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2024
Attritional losses	$113,400	52.5%	$(521)	(0.2)%	$112,879	52.3%
Catastrophe losses	—	0.0%	5	0.0%	5	0.0%
Total	$113,400	52.5%	$(516)	(0.2)%	$112,884	52.3%

June 30, 2023
Attritional losses	$93,523	52.9%	$(5,908)	(3.3)%	$87,615	49.6%
Catastrophe losses	1,500	0.9%	(1,540)	(0.9)%	(40)	0.0%
Total	$95,023	53.8%	$(7,448)	(4.2)%	$87,575	49.6%

The loss ratio for the three months ended June 30, 2024 was 52.3%, compared to 49.6% for the three months ended June 30, 2023, an increase of 2.7 percentage points. The increase was primarily as a result of modest favorable prior year attritional and catastrophe loss development of 0.2% for the three months ended June 30, 2024, compared to favorable prior year attritional and catastrophe loss development of 4.2% for the three months ended June 30, 2023.

Attritional loss ratio - current year for the three months ended June 30, 2024 was 52.5% compared to 52.9% for the three months ended June 30, 2023, a decrease of 0.4 percentage points.

Attritional loss ratio - prior year for the three months ended June 30, 2024 was a favorable 0.2% compared to a favorable 3.3% for the three months ended June 30, 2023, an increase of 3.1 percentage points. The favorable attritional loss ratio - prior year was primarily driven by modest favorable development in property insurance and reinsurance classes, partially offset by unfavorable development in specialty classes. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance benefited from $1.0 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.2 million, for a total net positive earnings impact of $0.8 million.

Catastrophe losses - current year and prior year for the three months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year. Catastrophe losses - current year and prior year of less than $0.1 million for the three months ended June 30, 2023 were primarily driven by the severe convective storms in June 2023 ($1.5 million) offset by favorable prior year development of $1.5 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	'24 vs '23 point r
Property	$10,854	$8,264	33.2%	32.5%	0.7
Casualty	12,470	16,076	16.5%	22.7%	(6.2)
Specialty	29,833	22,920	27.8%	28.5%	(0.7)
Total	$53,157	$47,260	24.7%	26.8%	(2.1)

For the three months ended June 30, 2024, the acquisition cost ratio was 24.7%, compared to 26.8% for the three months ended June 30, 2023, a decrease of 2.1 percentage points. The decrease was primarily driven by casualty insurance, as a result of a change in the business mix and non-recurring profit commissions recorded in the three months ended June 30, 2023.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Other underwriting expenses	$33,972	$29,540
Other underwriting expense ratio	14.0%	15.4%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended June 30, 2024 were $34.0 million, an increase of $4.4 million, or 15.0%, compared to $29.5 million for the three months ended June 30, 2023. The increase was primarily driven by increased headcount as we built out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratio for the three months ended June 30, 2024 and 2023 decreased from 15.4% to 14.0%, as a result of the growth in the premium base.

Bermuda Segment

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Gross premiums written	$291,688	$227,164
Net premiums written	$240,763	$187,661
Net premiums earned	$203,121	$154,824
Third party fee income	2,191	48

Claims and Expenses
Losses and loss adjustment expenses	101,610	91,841
Acquisition costs	43,148	29,596
Other underwriting expenses	14,683	13,203
Underwriting income (loss)	$45,871	$20,232

Attritional losses - current year	$102,653	$75,654
Attritional losses - prior year development	(1,070)	473
Catastrophe losses - current year	—	15,225
Catastrophe losses - prior year development	27	489
Losses and loss adjustment expenses	$101,610	$91,841

Attritional loss ratio - current year	50.5%	48.9%
Attritional loss ratio - prior year development	(0.5)%	0.3%
Catastrophe loss ratio - current year	0.0%	9.8%
Catastrophe loss ratio - prior year development	0.0%	0.3%
Losses and loss adjustment expense ratio	50.0%	59.3%
Acquisition cost ratio	21.2%	19.1%
Other underwriting expense ratio	6.2%	8.5%
Combined ratio	77.4%	86.9%

Gross Premiums Written

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$135,021	$111,487
Casualty	123,498	87,993
Specialty	33,169	27,684
Total	$291,688	$227,164

For the three months ended June 30, 2024, gross premiums written increased by $64.5 million, or 28.4%, from $227.2 million for the three months ended June 30, 2023 to $291.7 million for the three months ended June 30, 2024. The increase was primarily driven by new business, increased participations and a strong rate environment in both our casualty reinsurance and property reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$73,864	$56,326
Casualty	99,467	69,613
Specialty	29,790	28,885
Total	$203,121	$154,824

For the three months ended June 30, 2024, the Bermuda segment's net premiums earned increased by $48.3 million, or 31.2%, from $154.8 million for the three months ended June 30, 2023 to $203.1 million for the three months ended June 30, 2024. The increase was primarily driven by new business, volume growth and rate increases in casualty and property reinsurance. The most significant drivers of the increase were general liability, professional lines and property treaty classes.

Third Party Fee Income

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Third party fee income	$2,191	$48

Third party fee income increased by $2.1 million, from less than $0.1 million for the three months ended June 30, 2023 to $2.2 million for the three months ended June 30, 2024. The increase was primarily driven by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2024
Attritional losses	$102,653	50.5%	$(1,070)	(0.5)%	$101,583	50.0%
Catastrophe losses	—	0.0%	27	0.0%	27	0.0%
Total	$102,653	50.5%	$(1,043)	(0.5)%	$101,610	50.0%

June 30, 2023
Attritional losses	$75,654	48.9%	$473	0.3%	$76,127	49.2%
Catastrophe losses	15,225	9.8%	489	0.3%	15,714	10.1%
Total	$90,879	58.7%	$962	0.6%	$91,841	59.3%

The loss ratio for the three months ended June 30, 2024 was 50.0%, compared to 59.3% for the three months ended June 30, 2023, a decrease of 9.3 percentage points. The decrease was primarily driven by lower catastrophe losses for the three months ended June 30, 2024.

Attritional loss ratio - current year for the three months ended June 30, 2024 was 50.5% compared to 48.9% for the three months ended June 30, 2023, an increase of 1.6 percentage points. The increase was primarily driven by a change in business mix, including more proportional business, with no large losses for either the three months ended June 30, 2024 or 2023.

Attritional loss ratio - prior year for the three months ended June 30, 2024 was a favorable 0.5%, compared to an unfavorable 0.3% for the three months ended June 30, 2023, a decrease of 0.8 percentage points. The favorable attritional loss ratio - prior year is primarily driven by modest favorable development across property and specialty classes.

Catastrophe losses - current year and prior year for the three months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year. Catastrophe losses - current year and prior year of $15.7 million for the three months ended June 30, 2023 were primarily driven by severe convective storms in June 2023 ($13.1 million), wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($2.1 million), in addition to unfavorable prior year development of $0.5 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	'24 vs '23 point r
Property	$9,510	$6,888	12.9%	12.2%	0.7
Casualty	25,545	15,025	25.7%	21.6%	4.1
Specialty	8,093	7,683	27.2%	26.6%	0.6
Total	$43,148	$29,596	21.2%	19.1%	2.1

The acquisition cost ratio for the three months ended June 30, 2024 increased to 21.2%, compared to 19.1% for the three months ended June 30, 2023, reflecting the change in the mix of business, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Other underwriting expenses	$14,683	$13,203
Other underwriting expense ratio	6.2%	8.5%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

For the three months ended June 30, 2024, other underwriting expenses increased by $1.5 million or 11.2%, from $13.2 million for the three months ended June 30, 2023 to $14.7 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in salary and compensation costs and professional fees.

The other underwriting expense ratios for the three months ended June 30, 2024 and 2023 decreased over the same period from 8.5% for the three months ended June 30, 2023 to 6.2% for the three months ended June 30, 2024, primarily as a result of the growth in premium base and certain performance based management fees recognized by Ada Capital Management Limited in the current quarter for services provided to Ada Re, Ltd.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$145,183	$29,981
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	19,788	(3,284)
	$164,971	$26,697

Net income (loss) attributable to non-controlling interest - TSHF	$69,297	$4,501
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $145.2 million and $30.0 million for the three months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $75.9 million and $25.5 million for the three months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 4.3% and 1.6% for the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, gains in TSHF were led by single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, China, Europe and Pan-America all made positive contributions to gains. Macroeconomic trading in FTV also positively contributed to gains in TSHF. Within FTV, equities and currencies made positive contributions to gains, while losses were experienced in commodities, fixed income and credit.

For the three months ended June 30, 2023, gains in TSHF were led by non-U.S. single name equities trading within ESTV. Within ESTV, East Asia and Europe made positive contributions to gains, while losses were experienced in China and Pan America. U.S. single name equities trading within STV also positively contributed to gains. Macroeconomic trading in FTV also experienced gains, led primarily by equities.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $19.8 million and a loss of $3.3 million for the three months ended June 30, 2024 and 2023, respectively. Income for the three months ended June 30, 2024 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates in the second quarter of 2024. Losses for the three months ended June 30, 2023 were primarily driven by negative price returns as a result of rising U.S. treasury interest rates, partially offset by investment income on higher yielding assets.

Other Income (Loss)

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Other income (loss), excluding third party fee income	$—	$(29)

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Net foreign exchange gains (losses)	$(1,782)	$(3,341)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $1.8 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, primarily related to the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Corporate expenses	$16,262	$6,491

Corporate expenses for the three months ended June 30, 2024 were $16.3 million, compared to $6.5 million for the three months ended June 30, 2023, an increase of $9.8 million. The increase was primarily driven by $2.5 million of Value Appreciation Pool ("VAP") expense, certain variable performance based compensation costs, an increased headcount and an increase in professional fees associated with operating as a public company.

Amortization of Intangible Assets

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Amortization of intangible assets	$3,317	$2,305

Amortization of intangible assets of $3.3 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense increased due to the incremental expense associated with additional technology projects.

Interest Expense

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Interest expense	$6,031	$5,189

Interest expense of $6.0 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The increase in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Income tax expense (benefit)	$2,496	$2,948

Income tax expense for the three months ended June 30, 2024 was an expense of $2.5 million, compared to an expense of $2.9 million for the three months ended June 30, 2023, a decrease of $0.5 million. Tax expense for both the three months ended June 30, 2024 and 2023 is primarily driven by withholding taxes on investment income from TS Hamilton Fund.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended
($ in thousands, except per share amounts)	June 30, 2024	June 30, 2023
Gross premiums written	$1,325,245	$1,043,124
Net premiums written	$989,948	$733,206
Net premiums earned	$804,067	$615,362
Third party fee income(1)	13,470	5,452

Claims and Expenses
Losses and loss adjustment expenses	446,846	327,977
Acquisition costs	180,858	141,995
Other underwriting expenses(2)	92,008	81,886
Underwriting income (loss)(3)	97,825	68,956

Net realized and unrealized gains (losses) on investments	406,622	54,539
Net investment income (loss)(4)	26,338	9,650
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	432,960	64,189

Other income (loss), excluding third party fee income(1)	—	—
Net foreign exchange gains (losses)	(3,911)	(5,387)
Corporate expenses(2)	27,764	13,154
Amortization of intangible assets	6,569	5,075
Interest expense	11,738	10,718
Income tax expense (benefit)	3,089	4,521
Net income (loss)	477,714	94,290
Net income (loss) attributable to non-controlling interest(5)	189,455	6,011
Net income (loss) attributable to common shareholders	$288,259	$88,279
Diluted income (loss) per share attributable to common shareholders	$2.57	$0.84

Key Ratios
Attritional loss ratio - current year	54.3%	50.1%
Attritional loss ratio - prior year development	1.3%	(0.6)%
Catastrophe loss ratio - current year	0.0%	3.6%
Catastrophe loss ratio - prior year development	0.0%	0.2%
Loss and loss adjustment expense ratio	55.6%	53.3%
Acquisition cost ratio	22.5%	23.1%
Other underwriting expense ratio	9.8%	12.4%
Combined ratio	87.9%	88.8%

Return on average common shareholders' equity	13.4%	5.2%

The following table summarizes book value per share and balance sheet data as at June 30, 2024 and December 31, 2023.

	As at
Book Value	June 30, 2024	December 31, 2023
Tangible book value per common share	$21.04	$17.75
Change in tangible book value per common share	18.5%
Book value per common share	$21.96	$18.58
Change in book value per common share	18.2%

Balance Sheet Data
Total assets	$7,623,103	$6,671,355
Total shareholders' equity	$2,238,547	$2,047,850

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $Nil for each of the six months ended June 30, 2024 and 2023. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures" for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $27.8 million and $13.2 million for the six months ended June 30, 2024 and 2023, respectively. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures" for further details.
(3) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures"' for further details.
(4) Net investment income (loss) is presented net of investment management fees.
(5) Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Corporate and Other" for further details.

Operating Highlights

The following significant items impacted the consolidated results of operations for the six months ended June 30, 2024 and 2023:

Gross premiums written Gross premiums written were $1.3 billion and $1.0 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in gross premiums written was primarily driven by our property reinsurance, specialty reinsurance and casualty insurance and reinsurance business. The growth was a result of new business, increased participations on existing business and a strong rate environment across multiple classes of business.

Underwriting results The combined ratio was 87.9% and 88.8% for the six months ended June 30, 2024 and 2023, respectively. The decrease was largely driven by a decrease in the catastrophe loss ratio, other underwriting expense ratio and acquisition cost ratio, partially offset by an increase in the attritional loss ratio.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2024
Attritional losses	$436,348	54.3%	$10,301	1.3%	$446,649	55.6%
Catastrophe losses	—	—%	197	—%	197	—%
Total	$436,348	54.3%	$10,498	1.3%	$446,846	55.6%

June 30, 2023
Attritional losses	$308,452	50.1%	$(3,638)	(0.6)%	$304,814	49.5%
Catastrophe losses	22,006	3.6%	1,157	0.2%	23,163	3.8%
Total	$330,458	53.7%	$(2,481)	(0.4)%	$327,977	53.3%

Attritional loss ratio - current year for the six months ended June 30, 2024 was 54.3% compared to 50.1% for the six months ended June 30, 2023, an increase of 4.2 percentage points. The increase is primarily driven by losses of $37.9 million arising from the Francis Scott Key Baltimore Bridge collapse, which impacted our insurance and reinsurance classes in both our International and Bermuda segments.

Attritional loss ratio - prior year for the six months ended June 30, 2024 was an unfavorable 1.3% compared to favorable 0.6% for the six months ended June 30, 2023, an increase of 1.9 percentage points. The unfavorable attritional loss ratio - prior year for the six months ended June 30, 2024 was primarily driven by unfavorable development in specialty classes in both our International and Bermuda segments, primarily related to two specific large losses, partially offset by favorable development in our International property insurance and reinsurance classes. In addition, casualty business protected by the LPT benefited from $1.9 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.3 million, for a total net positive earnings impact of $1.6 million. The attritional loss ratio - prior year for the six months ended June 30, 2023 was primarily driven by favorable prior year development in specialty classes in the Bermuda segment and property classes in the International segment, partially offset by unfavorable development in our Bermuda property and casualty classes.

Catastrophe losses - current year and prior year development were $0.2 million and $23.2 million for the six months ended June 30, 2024 and 2023, respectively. Catastrophe losses for the six months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year. Catastrophe losses (current and prior year development) for the six months ended June 30, 2023 were driven by severe convective storms in June 2023 ($14.6 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($7.4 million), and unfavorable prior year development of $1.2 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$408,002	$40,045
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	24,958	24,144
	$432,960	$64,189

Net income (loss) attributable to non-controlling interest - TSHF	$189,455	$6,011
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $408.0 million and $40.0 million for the six months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, net of non-controlling interest, returned income of $218.5 million and $34.0 million for the six months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 12.9% and 2.1% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, gains in TSHF were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, fixed income, commodities, and currencies while losses were experienced in credit. TSHF also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, China, and Pan-America all made positive contributions to gains.

For the six months ended June 30, 2023, TSHF received positive contributions from single name equities trading which was partially offset by losses experienced from macroeconomic trading in FTV. In STV and ESTV, both non-U.S. and U.S. portfolios have contributed positively. In FTV, losses were driven by fixed income and commodities, with equities and currencies trading contributing positive results.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $25.0 million and $24.1 million for the six months ended June 30, 2024 and 2023, respectively. The returns are primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates in the year to date.

International Segment

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Gross premiums written	$632,457	$524,909
Net premiums written	$419,338	$319,067
Net premiums earned	$412,456	$326,151
Third party fee income	7,387	5,302

Claims and Expenses
Losses and loss adjustment expenses	229,046	157,967
Acquisition costs	100,876	84,452
Other underwriting expenses	65,174	58,002
Underwriting income (loss)	$24,747	$31,032

Attritional losses - current year	$223,598	$168,153
Attritional losses - prior year development	5,251	(12,241)
Catastrophe losses - current year	—	1,500
Catastrophe losses - prior year development	197	555
Losses and loss adjustment expenses	$229,046	$157,967

Attritional loss ratio - current year	54.2%	51.6%
Attritional loss ratio - prior year development	1.3%	(3.8)%
Catastrophe loss ratio - current year	0.0%	0.4%
Catastrophe loss ratio - prior year development	0.0%	0.2%
Losses and loss adjustment expense ratio	55.5%	48.4%
Acquisition cost ratio	24.5%	25.9%
Other underwriting expense ratio	14.0%	16.2%
Combined ratio	94.0%	90.5%

Gross Premiums Written

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$91,244	$67,096
Casualty	253,294	212,427
Specialty	287,919	245,386
Total	$632,457	$524,909

Gross premiums written increased by $107.5 million, or 20.5%, from $524.9 million for the six months ended June 30, 2023 to $632.5 million for the six months ended June 30, 2024, primarily driven by growth, improved pricing and new business in casualty insurance, specialty insurance and reinsurance and property insurance classes.

Net Premiums Earned

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$67,664	$48,369
Casualty	148,698	128,321
Specialty	196,094	149,461
Total	$412,456	$326,151

For the six months ended June 30, 2024, net premiums earned increased by $86.3 million, or 26.5%, from $326.2 million for the six months ended June 30, 2023 to $412.5 million for the six months ended June 30, 2024. The increase was primarily driven by growth in our specialty insurance classes, in addition to growth in property and casualty insurance classes and specialty reinsurance. Specialty insurance growth was driven by accident & health, fine art & specie, political violence and marine & energy; property insurance growth was driven by property binders and D&F; casualty insurance growth was primarily driven by U.S. excess and surplus lines, professional lines and excess casualty; and specialty reinsurance growth was primarily attributable to treaty reinsurance and surety reinsurance.

Third Party Fee Income

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Third party fee income	$7,387	$5,302

For the six months ended June 30, 2024, fee income increased by $2.1 million, or 39.3%, from $5.3 million for the six months ended June 30, 2023 to $7.4 million for the six months ended June 30, 2024. The increase was primarily due to more favorable terms of a renewed syndicate management arrangement and an increase in consortium fees.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2024
Attritional losses	$223,598	54.2%	$5,251	1.3%	$228,849	55.5%
Catastrophe losses	—	0.0%	197	0.0%	197	0.0%
Total	$223,598	54.2%	$5,448	1.3%	$229,046	55.5%

June 30, 2023
Attritional losses	$168,153	51.6%	$(12,241)	(3.8)%	$155,912	47.8%
Catastrophe losses	1,500	0.4%	555	0.2%	2,055	0.6%
Total	$169,653	52.0%	$(11,686)	(3.6)%	$157,967	48.4%

The loss ratio for the six months ended June 30, 2024 was 55.5%, compared to 48.4% for the six months ended June 30, 2023, an increase of 7.1 percentage points. The increase was driven by higher current year attritional losses and unfavorable prior year attritional loss development for the six months ended June 30, 2024, partially offset by a lower level of catastrophe losses for the six months ended June 30, 2024.

Attritional loss ratio - current year for the six months ended June 30, 2024 was 54.2% compared to 51.6% for the six months ended June 30, 2023, an increase of 2.6 percentage points. The increase in the current year attritional loss ratio was primarily driven by $11.8 million of losses arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes, with no comparable large losses for the six months ended June 30, 2023.

Attritional loss ratio - prior year for the six months ended June 30, 2024 was an unfavorable 1.3% compared to a favorable 3.8% for the six months ended June 30, 2023, a decrease of 5.1 percentage points. The unfavorable attritional loss ratio - prior year for the six months ended June 30, 2024 is primarily driven by unfavorable development on two large losses in our specialty insurance class, partially offset by favorable development in our property insurance and reinsurance classes. In addition, casualty business protected by the LPT benefited from $1.9 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.3 million, for a total net positive earnings impact of $1.6 million.

Catastrophe losses - current year and prior year of $0.2 million for the six months ended June 30, 2024 were driven by modest unfavorable prior year development of $0.2 million. Catastrophe losses - current year and prior year of $2.1 million for the six months ended June 30, 2023 were primarily driven by the severe convective storms in June 2023 of $1.5 million and unfavorable prior year development of $0.6 million.

Acquisition Costs

	For the Six Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	'24 vs '23 point r
Property	$22,389	$16,469	33.1%	34.0%	(0.9)
Casualty	22,212	22,896	14.9%	17.8%	(2.9)
Specialty	56,275	45,087	28.7%	30.2%	(1.5)
Total	$100,876	$84,452	24.5%	25.9%	(1.4)

The acquisition cost ratio for the six months ended June 30, 2024 was 24.5%, compared to 25.9% for the six months ended June 30, 2023, a decrease of 1.4 percentage points. The decrease was primarily driven by casualty insurance, as a result of a change in the business mix and non-recurring profit commissions recorded in the six months ended June 30, 2023.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Other underwriting expenses	$65,174	$58,002
Other underwriting expense ratio	14.0%	16.2%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $65.2 million for the six months ended June 30, 2024, an increase of $7.2 million, or 12.4%, compared to $58.0 million for the six months ended June 30, 2023. The increase was primarily driven by increases in headcount as we built out underwriting teams supporting the corresponding increase in premium volume, and certain growth related professional and IT costs.

The other underwriting expense ratios for the six months ended June 30, 2024 and 2023 decreased from 16.2% to 14.0% over the same period, as a result of growth in the premium base.

Bermuda Segment

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Gross premiums written	$692,788	$518,215
Net premiums written	$570,610	$414,139
Net premiums earned	$391,611	$289,211
Third party fee income	6,083	150

Claims and Expenses
Losses and loss adjustment expenses	217,800	170,010
Acquisition costs	79,982	57,543
Other underwriting expenses	26,834	23,884
Underwriting income (loss)	$73,078	$37,924

Attritional losses - current year	$212,750	$140,299
Attritional losses - prior year development	5,050	8,603
Catastrophe losses - current year	—	20,506
Catastrophe losses - prior year development	—	602
Losses and loss adjustment expenses	$217,800	$170,010

Attritional loss ratio - current year	54.3%	48.5%
Attritional loss ratio - prior year development	1.3%	3.0%
Catastrophe loss ratio - current year	0.0%	7.1%
Catastrophe loss ratio - prior year development	0.0%	0.2%
Losses and loss adjustment expense ratio	55.6%	58.8%
Acquisition cost ratio	20.4%	19.9%
Other underwriting expense ratio	5.3%	8.2%
Combined ratio	81.3%	86.9%

Gross Premiums Written

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$325,493	$243,569
Casualty	254,226	188,818
Specialty	113,069	85,828
Total	$692,788	$518,215

Gross premiums written for the six months ended June 30, 2024 increased by $174.6 million, or 33.7%, from $518.2 million for the six months ended June 30, 2023 to $692.8 million for the six months ended June 30, 2024. The increase was primarily driven by new business, expanded participations and rate increases in property and casualty reinsurance classes. Specialty reinsurance also increased, primarily driven by new business and non-recurring reinstatement premiums.

Net Premiums Earned

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Property	$145,598	$103,867
Casualty	185,649	131,540
Specialty	60,364	53,804
Total	$391,611	$289,211

Net premiums earned for the six months ended June 30, 2024 increased by $102.4 million, or 35.4%, from $289.2 million for the six months ended June 30, 2023 to $391.6 million for the six months ended June 30, 2024. The increase was primarily driven by new business, volume growth and rate increases in our casualty and property reinsurance classes. The most significant drivers of this increase were general liability, professional lines and property treaty classes.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2024
Attritional losses	$212,750	54.3%	$5,050	1.3%	$217,800	55.6%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$212,750	54.3%	$5,050	1.3%	$217,800	55.6%

June 30, 2023
Attritional losses	$140,299	48.5%	$8,603	3.0%	$148,902	51.5%
Catastrophe losses	20,506	7.1%	602	0.2%	21,108	7.3%
Total	$160,805	55.6%	$9,205	3.2%	$170,010	58.8%

The loss ratio for the six months ended June 30, 2024 was 55.6%, compared to 58.8% for the six months ended June 30, 2023, a decrease of 3.2 percentage points. The decrease was primarily driven by a lower level of catastrophe losses for the six months ended June 30, 2024.

Attritional loss ratio - current year for the six months ended June 30, 2024 was 54.3% compared to 48.5% for the six months ended June 30, 2023, an increase of 5.8 percentage points. The increase in the current year attritional loss ratio was primarily driven by $26.1 million of losses arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes, with no comparable losses for six months ended June 30, 2023.

Attritional loss ratio - prior year for the six months ended June 30, 2024 was an unfavorable 1.3% compared to an unfavorable 3.0% for the six months ended June 30, 2023, a decrease of 1.7 percentage points. The unfavorable attritional loss ratio - prior year was primarily driven by modest unfavorable development across a variety of casualty reinsurance classes and unfavorable development in specialty reinsurance classes relating to one specific large loss.

Catastrophe losses - current year and prior year for the six months ended June 30, 2024 were $Nil. Catastrophe losses - current year and prior year of $21.1 million for the six months ended June 30, 2023 were primarily driven by severe convective storms in June 2023 ($13.1 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($7.4 million), and unfavorable prior year development of $0.6 million.

Acquisition Costs

	For the Six Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	'24 vs '23 point r
Property	$18,765	$13,645	12.9%	13.1%	(0.2)
Casualty	46,680	28,892	25.1%	22.0%	3.1
Specialty	14,537	15,006	24.1%	27.9%	(3.8)
Total	$79,982	$57,543	20.4%	19.9%	0.5

The acquisition cost ratio for the six months ended June 30, 2024 was 20.4%, compared to 19.9% for the six months ended June 30, 2023. The modest increase was primarily driven by a change in the mix of business, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Other underwriting expenses	$26,834	$23,884
Other underwriting expense ratio	5.3%	8.2%

Other underwriting expenses for the six months ended June 30, 2024 increased by $3.0 million, or 12.4%, from $23.9 million for the six months ended June 30, 2023 to $26.8 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in salary and compensation costs, an increased headcount, and professional fees.

The other underwriting expense ratios for the six months ended June 30, 2024 and 2023 decreased over the same period to 5.3% from 8.2%, as a result of the growth in premium base and certain performance based management fees recognized by Ada Capital Management Limited in the current period for services provided to Ada Re, Ltd.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$408,002	$40,045
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	24,958	24,144
	$432,960	$64,189

Net income (loss) attributable to non-controlling interest - TSHF	$189,455	$6,011
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $408.0 million and $40.0 million for the six months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, net of non-controlling interest, returned income of $218.5 million and $34.0 million for the six months ended June 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 12.9% and 2.1% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, gains in TSHF were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, fixed income, commodities, and currencies while losses were experienced in credit. TSHF also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, China, and Pan-America all made positive contributions to gains.

For the six months ended June 30, 2023, TSHF received positive contributions from single name equities trading which was partially offset by losses experienced from macroeconomic trading in FTV. In STV and ESTV, both non-U.S. and U.S. portfolios have contributed positively. In FTV, losses were driven by fixed income and commodities, with equities and currencies trading contributing positive results.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $25.0 million and $24.1 million for the six months ended June 30, 2024 and 2023, respectively. The returns are primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates in the year to date.

Other Income (Loss)

For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Other income (loss), excluding third party fee income	$—	$—

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period. There was no other income (loss) for the six months ended June 30, 2024 and 2023.

Net Foreign Exchange Gains (Losses)

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Net foreign exchange gains (losses)	$(3,911)	$(5,387)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $3.9 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Corporate expenses	$27,764	$13,154

Corporate expenses for the six months ended June 30, 2024 were $27.8 million compared to $13.2 million for the six months ended June 30, 2023, an increase of $14.6 million. The increase was primarily driven by $6.2 million of VAP expense, certain variable performance based compensation costs, an increased headcount and an increase in professional fees associated with operating as a public company.

Amortization of Intangible Assets

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Amortization of intangible assets	$6,569	$5,075

Amortization of intangible assets of $6.6 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense increased due to the incremental expense associated with additional technology projects.

Interest Expense

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Interest expense	$11,738	$10,718

Interest expense of $11.7 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The increase in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Income tax expense (benefit)	$3,089	$4,521

Income tax expense of $3.1 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively, primarily relates to withholding taxes on investment income from TS Hamilton Fund.

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

	As at
($ in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Closing common shareholders' equity	$2,238,547	$2,047,850
Closing common shares outstanding	101,922,771	110,225,103
Book value per common share	$21.96	$18.58

Book value per common share was $21.96 at June 30, 2024, a $3.38 or 18.2% increase from the Company’s book value per common share of $18.58 at December 31, 2023. The increase was primarily driven by both the Company’s net income attributable to common shareholders of $288.3 million and the accretive impact of the Share Repurchase (see Note 10, Share Capital in the accompanying unaudited condensed financial statements for further details).

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

	As at
($ in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Closing common shareholders' equity	$2,238,547	$2,047,850
Intangible assets	94,410	90,996
Closing common shareholders' equity, less intangible assets	$2,144,137	$1,956,854

Closing common shares outstanding	101,922,771	110,225,103
Tangible book value per common share	$21.04	$17.75

Tangible book value per common share was $21.04 at June 30, 2024, a $3.29 or 18.5% increase from the Company’s tangible book value per common share of $17.75 at December 31, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders of $288.3 million and the accretive impact of the Share Repurchase (see Note 10, Share Capital in the accompanying unaudited condensed financial statements for further details).

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) attributable to common shareholders	$131,085	$36,787	$288,259	$88,279
Average common shareholders' equity for the period	$2,224,026	$1,734,297	$2,143,199	$1,708,169
Return on average common shareholders' equity	5.9%	2.1%	13.4%	5.2%

ROACE was 5.9% for the three months ended June 30, 2024 compared to 2.1% for the three months ended June 30, 2023. The increase was primarily driven by the higher net income attributable to common shareholders for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

ROACE was 13.4% for the six months ended June 30, 2024 compared to 5.2% for the six months ended June 30, 2023. The increase was primarily driven by the higher net income attributable to common shareholders reported for the six months ended June 30, 2024 compared to six months ended June 30, 2023.

Non-GAAP Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements are considered non-GAAP financial measures under SEC rules and regulations. In this Form 10-Q, we present underwriting income (loss), a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Where appropriate, reconciliations of our non-GAAP measures to the most comparable GAAP figures are included below.

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

The table below reconciles underwriting income (loss) to net income (loss), the most comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Underwriting income (loss)	$65,299	$34,894	$97,825	$68,956
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	164,971	26,697	432,960	64,189
Other income (loss), excluding third party fee income	—	(29)	—	—
Net foreign exchange gains (losses)	(1,782)	(3,341)	(3,911)	(5,387)
Corporate expenses	(16,262)	(6,491)	(27,764)	(13,154)
Amortization of intangible assets	(3,317)	(2,305)	(6,569)	(5,075)
Interest expense	(6,031)	(5,189)	(11,738)	(10,718)
Income tax (expense) benefit	(2,496)	(2,948)	(3,089)	(4,521)
Net income (loss), prior to non-controlling interest	$200,382	$41,288	$477,714	$94,290

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

The table below reconciles third party fee income to other income, the most comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Third party fee income	$5,989	$2,449	$13,470	$5,452
Other income (loss), excluding third party fee income	—	(29)	—	—
Other income (loss)	$5,989	$2,420	$13,470	$5,452

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

The table below reconciles other underwriting expenses to general and administrative expenses, the most comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Other underwriting expenses	$48,655	$42,743	$92,008	$81,886
Corporate expenses	16,262	6,491	27,764	13,154
General and administrative expenses	$64,917	$49,234	$119,772	$95,040

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

Cash and Investments

At June 30, 2024 and December 31, 2023, total cash and investments was $4.6 billion and $4.0 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	June 30, 2024		December 31, 2023
Fixed maturity investments, at fair value	$2,068,930	46%	$1,831,268	46%
Short-term investments, at fair value	463,542	10%	428,878	11%
	2,532,472	56%	2,260,146	57%
Investments in Two Sigma Funds, at fair value	923,682	20%	851,470	21%
Total investments	3,456,154	76%	3,111,616	78%
Cash and cash equivalents	1,016,573	22%	794,509	20%
Restricted cash	98,279	2%	106,351	2%
Total cash	1,114,852	24%	900,860	22%
Total cash & investments	$4,571,006	100%	$4,012,476	100%

Total cash and investments increased from $4.0 billion at December 31, 2023 to $4.6 billion at June 30, 2024. The increase was driven by both the TS Hamilton Fund, primarily due to positive investment returns for the six months ended June 30, 2024, and fixed maturity investments as we deployed more cash into the fixed maturity trading portfolio to take advantage of higher interest rates. The TS Hamilton Fund represents $2.0 billion and $1.8 billion of the total cash and investments as at June 30, 2024 and December 31, 2023, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments at June 30, 2024 and December 31, 2023 are as follows:

	2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$702,657	$966	$(15,523)	$688,100
U.S. states, territories and municipalities	4,477	—	(235)	4,242
Non-U.S. sovereign governments and supranationals	74,597	615	(1,508)	73,704
Corporate	1,023,626	3,243	(20,357)	1,006,512
Residential mortgage-backed securities - Agency	236,874	93	(16,231)	220,736
Residential mortgage-backed securities - Non-agency	5,961	9	(674)	5,296
Commercial mortgage-backed securities - Non-agency	33,355	4	(1,033)	32,326
Other asset-backed securities	38,192	52	(230)	38,014
Total fixed maturities	2,119,739	4,982	(55,791)	2,068,930
Short-term investments	461,525	2,017	—	463,542
Total	$2,581,264	$6,999	$(55,791)	$2,532,472

	2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

The fair value of the Company’s fixed maturity trading portfolio and short-term investments increased from $2.3 billion at December 31, 2023 to $2.5 billion at June 30, 2024, due to increases in the fixed maturity trading portfolio and the short-term investments held by TS Hamilton Fund.

Short-term investments of $463.5 million and $428.9 million at June 30, 2024 and December 31, 2023, respectively, are held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See discussion below for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type at June 30, 2024 and December 31, 2023 were as follows:

	2024			2023
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$688,100	27%	Aaa	$708,250	31%	Aaa
U.S. states, territories and municipalities	4,242	0%	Aa2	4,370	0%	Aa2
Non-U.S. sovereign governments and supranationals	73,704	3%	Aa2	56,246	2%	Aa2
Corporate	1,006,512	40%	A3	863,876	39%	A3
Residential mortgage-backed securities - Agency	220,736	9%	Aaa	168,513	7%	Aaa
Residential mortgage-backed securities - Non-agency	5,296	0%	Aaa	4,984	0%	Aaa
Commercial mortgage-backed securities - Non-agency	32,326	1%	Aaa	10,423	1%	Aa1
Other asset-backed securities	38,014	2%	Aaa	14,606	1%	Aaa
Total fixed maturities	2,068,930	82%	Aa3	1,831,268	81%	Aa3
Short-term investments	463,542	18%	Aaa	428,878	19%	Aaa
Total fixed maturities and short-term investments	$2,532,472	100%	Aa2	$2,260,146	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100.0%			100%
Non-investment grade		0.0%			0%
Total		100.0%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio at June 30, 2024 and December 31, 2023, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	2024	2023
Average credit quality	Aa3	Aa3
Average yield to maturity	5.0%	4.5%
Expected average duration (in years)	3.3	3.3

At June 30, 2024 and December 31, 2023, approximately 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa2 or higher) by third party rating services. There were no non-investment grade securities in the fixed maturities and short-term investments trading portfolio. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio at June 30, 2024 and December 31, 2023, excluding short-term investments held by the TS Hamilton Fund, was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 5.0% at June 30, 2024 from 4.5% at December 31, 2023.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.3 years at both June 30, 2024 and December 31, 2023, respectively.

TS Hamilton Fund

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), we seek to achieve absolute dollar denominated returns on a substantial capital base primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At June 30, 2024, the Company owns an 18.4%, 18.1% and 10.0%, interest in each of the FTV, STV and ESTV funds, respectively.

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

The Company’s investments in Two Sigma Funds at June 30, 2024 and December 31, 2023 are as follows:

	2024			2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$319,216	$52,179	$371,395	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	231,538	115,187	346,725	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	160,482	45,080	205,562	142,981	31,156	174,137
Total	$711,236	$212,446	$923,682	$770,191	$81,279	$851,470

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $851.5 million at December 31, 2023 to $923.7 million at June 30, 2024 is primarily driven by investment gains and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund at June 30, 2024 and December 31, 2023. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$650,671	$479,255
Short-term investments	463,542	428,878
Investments in Two Sigma Funds, at fair value	923,682	851,470
Receivables for investments sold	—	41,087
Interest and dividends receivable	1,029	966
Total assets	2,038,924	1,801,656

Liabilities
Accounts payable and accrued expenses	177	191
Withdrawal payable	43,030	6,480
Payable for investments purchased	87,716	62,440
Total liabilities	130,923	69,111
Total net assets managed by TS Hamilton Fund	$1,908,001	$1,732,545

Total net assets in TS Hamilton Fund were $1.9 billion and $1.7 billion at June 30, 2024 and December 31, 2023, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At June 30, 2024 and December 31, 2023, total unrestricted cash and cash equivalents were $1.0 billion and $794.5 million, respectively, and total restricted cash and cash equivalents were $98.3 million and $106.4 million, respectively.

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

During the six months ended June 30, 2024 and 2023, Hamilton Insurance Group, Ltd. received $137.5 million and $7.0 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. In addition, on May 8, 2024, the Company entered into an agreement to repurchase 9,124,729 Class A common shares at $12.00 per share. The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $471.6 million at December 31, 2023, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

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

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023 were as follows:

($ in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$314,638	$75,911
Investing activities	129,909	(351,922)
Financing activities	(225,301)	(8,252)
Effect of exchange rate changes on cash	(5,254)	2,278
Net increase (decrease) in cash and cash equivalents	$213,992	$(281,985)

Net cash provided by (used in) operating activities was $314.6 million and $75.9 million in the six months ended June 30, 2024 and 2023, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $129.9 million and $(351.9) million in the six months ended June 30, 2024 and 2023, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover in our fixed maturities and short-term investments.

Net cash provided by (used in) financing activities was $(225.3) million and $(8.3) million in the six months ended June 30, 2024 and 2023, respectively. Net cash used in financing activities for the six months ended June 30, 2024 was driven by the Share Repurchase (see Note 10, Share Capital in the accompanying unaudited condensed financial statements for further details) and incentive allocations paid to TS Hamilton Fund. The net cash used in financing activities for the six months ended June 30, 2023 was also driven by incentive allocations paid to TS Hamilton Fund and share repurchases.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at June 30, 2024 could be available in one to three business days under normal market conditions, except for $461.0 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the unaudited condensed consolidated financial statements) and $256.1 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital at June 30, 2024 and December 31, 2023:

($ in thousands)	2024	2023
Shareholders' equity	$2,238,547	$2,047,850

The Company’s total capital was $2.2 billion at June 30, 2024, a 9.3% increase compared to $2.0 billion at December 31, 2023. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $288.3 million for the six months ended June 30, 2024, partially offset by the Share Repurchase (see Note 10, Share Capital in the accompanying unaudited condensed financial statements for further details).

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As at June 30, 2024, the Company was in compliance with all covenants.

	As at
($ in thousands)	June 30, 2024	December 31, 2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,600	151,000
Unamortized loan issuance costs	$113	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of less than $0.1 million or less in each of the three and six months ended June 30, 2024 and 2023.

Common Shares

The Company’s authorized and issued share capital at June 30, 2024 and December 31, 2023 is comprised as follows:

($ in thousands, except share and per share amounts)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
Issued, outstanding and fully paid:	2024	2023
Class A common shares (2024: 19,520,078 and 2023: 28,644,807)	$195	$286
Class B common shares (2024: 57,358,464 and 2023: 56,036,067)	574	560
Class C common shares (2024: 25,044,229 and 2023: 25,544,229)	250	255
Total	$1,019	$1,101

On May 8, 2024, the Company entered into an agreement to repurchase 9,124,729 Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

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

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

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

On June 23, 2022, the Company and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to the Company. At June 30, 2024, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N.A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

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

The Company’s obligations under its credit facilities require the Company, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at June 30, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund or the Company's fixed income security portfolio or cash. The Company’s credit facilities at June 30, 2024, and associated securities pledged, were as follows:

($ in thousands)	2024
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	731,472

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$233,014
Pledged interests in fixed income portfolio	252,056
Cash	4,017

Financial Strength Ratings

The Company’s principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies, including A.M. Best, Fitch Ratings and Kroll Bond Rating Agency. These ratings are publicly announced and are available directly from the agencies' websites.

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

On April 30, 2024, A.M. Best, a Nationally Recognized Statistical Rating Organization ("NRSRO"), upgraded the Financial Strength Rating to "A" (Excellent) from "A-" (Excellent) and the Long-Term Issuer Credit Ratings ("ICR") of "a" (Excellent) from "a-" (Excellent) of Hamilton Re and HIDAC, each a wholly owned subsidiary of Hamilton. Also, the outlook on these ratings was revised to "stable" from "positive".

On July 2, 2024, Fitch Ratings (“Fitch”), an NRSRO, published Hamilton Re’s Issuer Financial Strength Rating of "A-" (Strong) and Hamilton Insurance Group’s Issuer Default Rating of "BBB+". The rating outlook is "stable".

On July 23, 2024, Kroll Bond Rating Agency, an NRSRO, affirmed the insurance financial strength rating of "A" of Hamilton Re and the "BBB+" issuer rating of Hamilton Insurance Group. The outlook on these ratings was changed to "stable" from "positive" also on July 25, 2024.

On December 13, 2023, S&P Global, an NRSRO, increased its financial strength rating of the Lloyd's market from "A+" to "AA-" with a stable outlook. Our Lloyd’s syndicate benefits from financial strength ratings of “A” (Excellent) from A.M. Best and “AA-” from each of S&P Global, Kroll Bond Rating Agency, or KBRA and Fitch Ratings Inc. ("Fitch").

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2024.

See Note 9, Reserve for Losses and Loss Adjustment Expenses to the audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2023 for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Summary of Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in our Form 10-K for the year ended December 31, 2023 for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

See Summary of Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses in our Form 10-K for the year ended December 31, 2023 for a detailed discussion of losses and loss adjustment expenses.

Recent Accounting Pronouncements

At June 30, 2024, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at August 8, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

($ in 000s, except per share information)	Shares purchased under publicly announced repurchase program		Other shares purchased(1)		Total shares purchased		Maximum $ amount still available under repurchase program
	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase							$—
April 1 - 30, 2024	—	$—	—	$—	—	$—	$—
May 1 - 31, 2024	—	$—	9,124,729	$12.00	9,124,729	$12.00	$—
June 1 - 30, 2024	—	$—	155,513	$17.23	155,513	$17.23	$—
Total	—		9,280,242		9,280,242		$—
(1) Other shares purchased represents common shares repurchased and cancelled in the Share Repurchase transaction and in respect of withholding tax obligations on the exercise of warrants. See Note 10, Share Capital, to the unaudited condensed consolidated financial statements as included in our Form 10-Q for the three months ended June 30, 2024 for further details of the Share Repurchase.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended June 30, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2024
HAMILTON INSURANCE GROUP, LTD.

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)