Form 10-Q
period 2024-09-30
Hamilton Insurance Group, Ltd.
filed 2024-11-07
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of October 31, 2024 was 64,196,974.

Hamilton Insurance Group, Ltd.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Hamilton Insurance Group, Inc. ("Quarterly Report") includes "forward looking statements" pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as "believes," "expects," "may," "will," "target," "should," "could," "would," "seeks," "intends," "plans," "contemplates," "estimates," or "anticipates," or similar expressions which concern our strategy, plans, projections or intentions. These forward-looking statements appear in a number of places throughout and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained herein. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in "Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) and other subsequent periodic reports filed with the Securities and Exchange Commission and the following:

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
•our dependence on key executives, including the potential loss of Bermuda-based personnel as a result of Bermuda employment restrictions, and the inability to attract qualified personnel, particularly in very competitive hiring conditions;
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

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" in the Form 10-K and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. You should evaluate all forward-looking statements made herein in the context of these risks and uncertainties.

You should read this information completely and with the understanding that actual future results may be materially different from expectations. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements contained herein apply only as of the date hereof and are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except per share information)	September 30, 2024	December 31, 2023
Assets
Fixed maturity investments, at fair value (amortized cost 2024: $2,306,168; 2023: $1,867,499)	$2,320,184	$1,831,268
Short-term investments, at fair value (amortized cost 2024: $506,244; 2023: $427,437)	507,947	428,878
Investments in Two Sigma Funds, at fair value (cost 2024: $829,606; 2023: $770,191)	932,787	851,470
Total investments	3,760,918	3,111,616
Cash and cash equivalents	957,372	794,509
Restricted cash and cash equivalents	93,883	106,351
Premiums receivable	885,744	658,363
Paid losses recoverable	146,008	145,202
Deferred acquisition costs	205,953	156,895
Unpaid losses and loss adjustment expenses recoverable	1,190,465	1,161,077
Receivables for investments sold	39,079	42,419
Prepaid reinsurance	260,174	194,306
Intangible assets	94,441	90,996
Other assets	192,510	209,621
Total assets	$7,826,547	$6,671,355

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,434,800	$3,030,037
Unearned premiums	1,192,071	911,222
Reinsurance balances payable	334,511	272,310
Payables for investments purchased	172,905	66,606
Term loan, net of issuance costs	149,916	149,830
Accounts payable and accrued expenses	168,658	186,887
Payables to related parties	—	6,480
Total liabilities	5,452,861	4,623,372

Non-controlling interest – TS Hamilton Fund	60,060	133

Shareholders’ equity
Common shares:
Class A, authorized (2024: 26,944,807 and 2023: 28,644,807), par value $0.01; issued and outstanding (2024: 17,820,078 and 2023: 28,644,807)	178	286
Class B, authorized (2024: 79,677,932 and 2023: 72,337,352), par value $0.01; issued and outstanding (2024: 63,668,995 and 2023: 56,036,067)	637	560
Class C, authorized (2024: 19,903,649 and 2023: 25,544,229), par value $0.01; issued and outstanding (2024: 19,903,649 and 2023: 25,544,229)	199	255
Additional paid-in capital	1,172,331	1,249,817
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,144,722	801,373
Total shareholders’ equity	2,313,626	2,047,850

Total liabilities, non-controlling interest, and shareholders’ equity	$7,826,547	$6,671,355

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share information)	2024	2023	2024	2023
Revenues
Gross premiums written	$553,401	$474,123	$1,878,645	$1,517,247
Reinsurance premiums ceded	(75,505)	(90,557)	(410,802)	(400,475)
Net premiums written	477,896	383,566	1,467,843	1,116,772

Net change in unearned premiums	(29,101)	(46,530)	(214,981)	(164,374)
Net premiums earned	448,795	337,036	1,252,862	952,398

Net realized and unrealized gains (losses) on investments	48,228	47,343	454,851	101,881
Net investment income (loss)	17,330	8,069	43,667	17,719
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	65,558	55,412	498,518	119,600

Other income (loss)	4,464	2,386	17,934	7,838
Net foreign exchange gains (losses)	(5,973)	1,432	(9,883)	(3,953)
Total revenues	512,844	396,266	1,759,431	1,075,883

Expenses
Losses and loss adjustment expenses	273,632	191,577	720,478	519,554
Acquisition costs	102,201	78,537	283,059	220,532
General and administrative expenses	62,392	63,035	182,164	158,075
Amortization of intangible assets	5,204	2,794	11,773	7,869
Interest expense	5,351	5,288	17,090	16,007
Total expenses	448,780	341,231	1,214,564	922,037

Income (loss) before income tax	64,064	55,035	544,867	153,846
Income tax expense (benefit)	3,029	2,387	6,118	6,908
Net income (loss)	61,035	52,648	538,749	146,938

Net income (loss) attributable to non-controlling interest	(17,215)	9,065	172,240	15,076

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$78,250	$43,583	$366,509	$131,862

Per share data
Basic income (loss) per share attributable to common shareholders	$0.77	$0.42	$3.45	$1.27
Diluted income (loss) per share attributable to common shareholders	$0.74	$0.41	$3.33	$1.26

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Common shares
Balance, beginning of period	$1,019	$1,036	$1,101	$1,031
Issuance of common shares	—	1	11	8
Repurchases of common shares	(5)	—	(98)	(2)
Balance, end of period	1,014	1,037	1,014	1,037

Additional paid-in capital
Balance, beginning of period	1,171,585	1,124,566	1,249,817	1,120,242
Issuance of common shares	—	(1)	386	(8)
Repurchases of common shares	(6,092)	—	(100,136)	(1,776)
Share compensation expense	6,838	3,988	22,264	10,095
Balance, end of period	1,172,331	1,128,553	1,172,331	1,128,553

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,070,384	630,993	801,373	547,352
Net income (loss)	61,035	52,648	538,749	146,938
Net income (loss) attributable to non-controlling interest	17,215	(9,065)	(172,240)	(15,076)
Share compensation expense	—	—	—	(4,169)
Repurchases of common shares	(3,912)	—	(23,160)	(469)
Balance, end of period	1,144,722	674,576	1,144,722	674,576

Total shareholders’ equity	$2,313,626	$1,799,725	$2,313,626	$1,799,725

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Operating activities
Net income (loss)	$538,749	$146,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,081	8,990
Share compensation expense	22,264	10,095
Net realized (gains) losses on investments	(382,646)	(32,363)
Change in net unrealized (gains) losses on investments	(72,205)	(69,518)
Other items	(11,786)	1,330
Change in:
Premiums receivable	(227,381)	(166,372)
Paid losses recoverable	(806)	(47,659)
Deferred acquisition costs	(49,058)	(36,167)
Prepaid reinsurance	(65,868)	(67,898)
Unpaid losses and loss adjustment expenses recoverable	(29,388)	20,740
Other assets	17,111	3,253
Reserve for losses and loss adjustment expenses	404,763	92,547
Unearned premiums	280,849	233,408
Reinsurance balances payable	62,201	123,634
Accounts payable and accrued expenses and other	(24,667)	26,711
Net cash provided by (used in) operating activities	475,213	247,669

Investing activities
Proceeds from redemptions from Two Sigma Funds	2,129,185	1,821,046
Contributions to Two Sigma Funds	(1,836,664)	(1,954,119)
Purchases of fixed maturity investments	(1,466,805)	(809,646)
Proceeds from sales, redemptions and maturity of fixed maturity investments	1,032,664	418,677
Purchases of short-term investments	(1,335,003)	(1,078,631)
Proceeds from sales of short-term investments	1,288,278	1,032,091
Change in receivables for investments sold	3,340	(18,673)
Change in payables for investments purchased	106,299	69,741
Other	(16,570)	(11,425)
Net cash provided by (used in) investing activities	(95,276)	(530,939)

Financing activities
Issuance of common shares	11	8
Repurchases of common shares	(123,394)	(2,247)
Contribution of additional paid-in capital	386	(8)
Withdrawal of non-controlling interest	(112,313)	(15,066)
Net cash provided by (used in) financing activities	(235,310)	(17,313)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	5,768	(3,093)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	150,395	(303,676)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	900,860	1,207,203
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,051,255	$903,527
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

Easton Re has issued an industry loss index-triggered catastrophe bond that provides the Company's operating platforms with multi-year risk transfer capacity to protect against named storm risk in the United States and earthquake risk in the United States and Canada. See Note 7, Reinsurance, for further details.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	September 30, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$761,334	$9,273	$(5,679)	$764,928
U.S. states, territories and municipalities	13,528	114	(175)	13,467
Non-U.S. sovereign governments and supranationals	74,679	3,029	(532)	77,176
Corporate	1,118,605	24,677	(9,485)	1,133,797
Residential mortgage-backed securities - Agency	258,788	3,069	(10,343)	251,514
Residential mortgage-backed securities - Non-agency	5,790	109	(540)	5,359
Commercial mortgage-backed securities - Non-agency	33,189	535	(615)	33,109
Other asset-backed securities	40,255	660	(81)	40,834
Total fixed maturities	2,306,168	41,466	(27,450)	2,320,184
Short-term investments	506,244	1,709	(6)	507,947
Total	$2,812,412	$43,175	$(27,456)	$2,828,131

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$149,305	$148,136
Due after one through five years	1,590,516	1,607,936
Due after five through ten years	224,518	229,859
Due after ten years	3,807	3,437
Mortgage-backed securities	297,767	289,982
Asset-backed securities	40,255	40,834
Total	$2,306,168	$2,320,184

Investments in Two Sigma Funds

The Company’s investments in Two Sigma Funds are as follows:

	September 30, 2024			December 31, 2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$352,138	$7,017	$359,155	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	337,247	55,581	392,828	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	140,221	40,583	180,804	142,981	31,156	174,137
Total	$829,606	$103,181	$932,787	$770,191	$81,279	$851,470

The Company, through its investments in FTV, STV and ESTV, seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At September 30, 2024, the Company owns an 18.5%, 17.9% and 9.8% interest in each of the FTV, STV and ESTV funds, respectively.

The following table summarizes certain investments of FTV, STV and ESTV where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	September 30, 2024
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	185,175	$185,175	9.9%
U.S. Treasury Securities, 0.0000% - 4.2500%, due 10/29/2024 - 8/15/2044	2,049,275	$2,073,372	110.3%
State Street Institutional Treasury Plus Money Market Fund	98,599	$98,599	5.3%
U.S. Treasury Securities, 3.5000% - 4.2500%, due 9/30/2026 - 8/15/2054	(852,058)	$(850,202)	(45.2)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of FTV, STV and ESTV total holdings.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, a revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum (previously 3%). The management fee for the three months ended September 30, 2024 and 2023 was $11.8 million and $10.4 million, respectively, and the management fee for the nine months ended September 30, 2024 and 2023 was $35.0 million and $34.4 million, respectively.

Under the terms of the revised limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member remains entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive a revised additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits (previously 20%). "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year (previously 15%), net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended September 30, 2024 and 2023 was $(17.2) million and $9.1 million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the nine months ended September 30, 2024 and 2023 was $172.2 million and $15.1 million, respectively.

Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or
(ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2027. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$93,711	$42,403	$382,646	$32,363
Change in net unrealized gains (losses) on investments	(45,483)	4,940	72,205	69,518
Net realized and unrealized gains (losses) on investments	48,228	47,343	454,851	101,881

Net investment income (loss):
Fixed maturities	22,067	12,208	58,025	31,178
Short-term investments	10	38	50	287
TS Hamilton Fund	3,108	3,121	9,040	13,033
Cash and cash equivalents	4,384	4,029	12,594	8,752
Other	306	(104)	1,473	1,015
Interest and other	29,875	19,292	81,182	54,265
Management fees	(12,207)	(10,958)	(36,640)	(35,806)
Other expenses	(338)	(265)	(875)	(740)
Net investment income (loss)	17,330	8,069	43,667	17,719
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$65,558	$55,412	$498,518	$119,600

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Fixed maturities and short-term investments	$2,769	$(7,688)	$(1,866)	$(10,796)
TS Hamilton Fund	90,942	50,091	384,228	42,948
Other	—	—	284	211
Net realized gains (losses) on investments	$93,711	$42,403	$382,646	$32,363

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Fixed maturities and short-term investments	$64,903	$(12,818)	$50,304	$(9,800)
TS Hamilton Fund	(110,386)	17,758	21,901	79,318
Net unrealized gains (losses) on investments	$(45,483)	$4,940	$72,205	$69,518

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Pledged Assets

At September 30, 2024 and December 31, 2023, pledged investments at fair value were comprised of $250.3 million and $232.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $89.1 million and $54.1 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $32.5 million and $37.2 million respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 10, Debt and Credit Facilities.

At September 30, 2024 and December 31, 2023, restricted cash and cash equivalents balances were comprised of $89.6 million and $97.4 million, respectively, securing other underwriting obligations, $2.7 million and $7.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $1.6 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities, and $Nil and $0.3 million, respectively, of escrow funds.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $1.0 billion and restricted cash and cash equivalents of $93.9 million on the balance sheet at September 30, 2024. Total cash and cash equivalents and restricted cash and cash equivalents of $900.9 million presented in the statement of cash flows at December 31, 2023 was comprised of cash and cash equivalents of $794.5 million and restricted cash and cash equivalents of $106.4 million on the balance sheet.

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$764,928	$—	$764,928
U.S. states, territories and municipalities	—	13,467	—	13,467
Non-U.S. sovereign governments and supranationals	—	77,176	—	77,176
Corporate	—	1,133,797	—	1,133,797
Residential mortgage-backed securities - Agency	—	251,514	—	251,514
Residential mortgage-backed securities - Non-agency	—	5,359	—	5,359
Commercial mortgage-backed securities - Non-agency	—	33,109	—	33,109
Other asset-backed securities	—	40,834	—	40,834
Total fixed maturities	—	2,320,184	—	2,320,184
Short-term investments	—	507,947	—	507,947
Total	$—	$2,828,131	$—	$2,828,131

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$708,250	$—	$708,250
U.S. states, territories and municipalities	—	4,370	—	4,370
Non-U.S. sovereign governments and supranationals	—	56,246	—	56,246
Corporate	—	863,876	—	863,876
Residential mortgage-backed securities - Agency	—	168,513	—	168,513
Residential mortgage-backed securities - Non-agency	—	4,984	—	4,984
Commercial mortgage-backed securities - Non-agency	—	10,423	—	10,423
Other asset-backed securities	—	14,606	—	14,606
Total fixed maturities	—	1,831,268	—	1,831,268
Short-term investments	—	428,878	—	428,878
Total	$—	$2,260,146	$—	$2,260,146

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accrued investment income, receivables for investments sold, certain other assets, payables for investments purchased, and certain other liabilities approximate their fair values.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Balance - beginning of period	$77,275	$124	$133	$119
Withdrawals	—	(9,060)	(112,313)	(15,066)
Equity in earnings	(1)	5	33	10
Incentive allocation	(17,214)	9,060	172,207	15,066
Balance - end of period	$60,060	$129	$60,060	$129

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$560,757	$479,255
Short-term investments	507,947	428,878
Investments in Two Sigma Funds, at fair value	932,787	851,470
Receivables for investments sold	28,977	41,087
Interest and dividends receivable	1,184	966
Total assets	2,031,652	1,801,656

Liabilities
Accounts payable and accrued expenses	190	191
Withdrawal payable	—	6,480
Payable for investments purchased	151,754	62,440
Total liabilities	151,944	69,111
Total net assets managed by TS Hamilton Fund	$1,879,708	$1,732,545

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
6. Value Appreciation Pool

The Value Appreciation Pool ("VAP") is a long-term incentive compensation plan that rewarded employees with 10% of the increase in the multiple of the Company's estimated fair market value to GAAP shareholders' equity between the December 1, 2020 VAP inception date and the Company's Initial Public Offering on November 10, 2023.

As a then nonpublic company, the VAP was initially measured at intrinsic value and no compensation cost was recorded over the period December 1, 2020 to March 31, 2023. On May 15, 2023, the Company became a public business entity and the VAP was remeasured at fair value. The fair value of the compensation cost was estimated at each reporting date and expensed over the period for which the employee is required to provide services in exchange for the award, with any changes recorded in compensation expense by a cumulative catch-up adjustment.

In the fourth quarter of 2023, the Company consummated an IPO of its Class B common shares and, on November 10, 2023, closed its first day of trading. In accordance with the Compensation Committee's decision that the VAP award would be settled in shares if triggered by an IPO, the VAP became subject to equity award accounting. The VAP RSUs vest in two tranches, subject to continued service: 50% on each of the first and second anniversaries of the November 10, 2023 trigger event. Participants who leave prior to vesting forfeit any previously unsettled portion of their awards.

The Company recorded a compensation expense of $1.9 million and $11.2 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a compensation expense of $7.5 million and $15.6 million for the nine months ended September 30, 2024 and 2023, respectively. Of the total expense recognized for the nine months ended September 30, 2023, $4.2 million was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023.

See Note 13. Stock Incentive Plans in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023 for further details.

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At September 30, 2024, the Company’s premiums receivable balance, net of credit provisions of $2.0 million, was $885.7 million. At December 31, 2023, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $658.4 million.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$1,962	$3,098	$3,000	$2,856
Increase (decrease) in allowance	46	(356)	(992)	(114)
Ending balance	$2,008	$2,742	$2,008	$2,742

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At September 30, 2024, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $146.0 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.8 million. At December 31, 2023, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $145.2 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$755	$820	$687	$777
Increase (decrease) in allowance	78	(129)	146	(86)
Ending balance	$833	$691	$833	$691

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	September 30, 2024	December 31, 2023
Collateralized	24.9%	28.5%
A- or better	74.9%	71.0%
Below A-	0.2%	0.5%
Total	100.0%	100.0%

At September 30, 2024 and December 31, 2023, the three largest balances by reinsurer accounted for 24%, 21% and 13%, and 27%, 20% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At September 30, 2024 and December 31, 2023, the balance of reinsurance recoverable on unpaid losses due under this LPT was $44.2 million and $49.8 million, respectively. Amortization of the deferred gain was an expense of $0.6 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively, and income of $1.3 million and $2.5 million during the nine months ended September 30, 2024 and 2023, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $Nil and $14.6 million during the three and nine months ended September 30, 2024, respectively.

In December 2020, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Singapore-domiciled Easton Re Pte, Ltd. (also "Easton Re"). Easton Re provided the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re was from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded of $Nil and $7.2 million during the three and nine months ended September 30, 2023, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
8. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE") for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Gross unpaid losses and loss adjustment expenses, beginning of period	$3,030,037	$2,856,275
Reinsurance recoverable on unpaid losses	1,161,077	1,177,863
Net unpaid losses and loss adjustment expenses, beginning of period	1,868,960	1,678,412

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	726,602	528,457
Prior years	(6,124)	(8,903)
Total incurred	720,478	519,554

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	24,850	28,521
Prior years	344,992	397,407
Total paid	369,842	425,928

Foreign currency revaluation and other	24,739	19,661
Net unpaid losses and loss adjustment expenses, end of period	2,244,335	1,791,699
Reinsurance recoverable on unpaid losses	1,190,465	1,157,123
Gross unpaid losses and loss adjustment expenses, end of period	$3,434,800	$2,948,822

Net favorable prior year development of $6.1 million for the nine months ended September 30, 2024 was primarily driven by $13.2 million of favorable prior year development on catastrophe losses, partially offset by $7.1 million of unfavorable development on attritional losses. See below for further details:

•Net favorable development of $26.1 million on property contracts, primarily driven by favorable prior year development on catastrophe losses and overall lower than expected claims development across various classes; partially offset by
•Net unfavorable development of $13.2 million on casualty contracts, primarily driven by higher than expected claims development across certain classes and unfavorable development of one specific large loss; and
•Net unfavorable development of $9.5 million on specialty contracts, primarily driven by two specific large losses; and
•In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from favorable development in the underlying reserves of $1.4 million and $1.3 million in amortization of the associated deferred gain, for a total net positive earnings impact of $2.7 million.

Net favorable prior year development of $8.9 million for the nine months ended September 30, 2023 was comprised of $4.9 million and $4.0 million of favorable prior year development on catastrophe and attritional losses, respectively. See below for further details:

•Net favorable development of $20.3 million on specialty contracts, driven by lower than expected claims development across various classes; offset by
•Net unfavorable development of $8.8 million on casualty contracts, primarily related to higher than expected claims development across various classes; and

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
•Net unfavorable development of $6.6 million on property contracts, primarily driven by higher than expected claims related to Winterstorm Elliot and development on certain attritional claims, including claims arising from exited classes of business; and
•In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from $2.5 million in amortization of the associated deferred gain, which, in addition to favorable development in the underlying reserves of $1.5 million, had a total net positive earnings impact of $4.0 million.

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 7, Reinsurance, was recognized for each of the nine months ended September 30, 2024 and 2023 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

Acquisition Costs

The Company amortized acquisition costs of $102.2 million and $78.5 million for the three months ended September 30, 2024 and 2023, respectively, and $283.1 million and $220.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Hurricane Helene

On September 26, 2024, Hurricane Helene made landfall near the Big Bend region of Florida before traveling inland across the southeastern U.S. and dissipating over Tennessee on September 29, 2024. The level of uncertainty within the Company’s loss estimates for Hurricane Helene is increased by the fact that this event occurred in the final days of the fiscal quarter. As at September 30, 2024 and December 31, 2023, our net recorded reserves relating to Hurricane Helene totaled $33.9 million and $Nil, respectively.

Baltimore Bridge

Our net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at September 30, 2024 and December 31, 2023, our recorded reserves totaled $37.9 million and $Nil, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at September 30, 2024 and December 31, 2023, our recorded reserves totaled $63.7 million and $64.9 million, respectively.

Covid-19

Our Covid-19 losses are also subject to significant uncertainty. As at September 30, 2024 and December 31, 2023, our net recorded reserves relating to Covid-19 totaled $15.6 million and $14.1 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at September 30, 2024, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended September 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$325,525	$227,876	$—	$553,401
Net premiums written	$268,106	$209,790	$—	$477,896
Net premiums earned	$225,244	$223,551	$—	$448,795
Third party fee income	4,170	294	—	4,464
Losses and loss adjustment expenses	130,135	143,497	—	273,632
Acquisition costs	59,713	42,488	—	102,201
Other underwriting expenses	34,143	14,189	—	48,332
Underwriting income (loss)	$5,423	$23,671	$—	$29,094
Net realized and unrealized gains (losses) on investments			48,228	48,228
Net investment income (loss)			17,330	17,330
Net foreign exchange gains (losses)			(5,973)	(5,973)
Corporate expenses			(14,060)	(14,060)
Amortization of intangible assets			(5,204)	(5,204)
Interest expense			(5,351)	(5,351)
Income (loss) before income tax				64,064
Income tax (expense) benefit			(3,029)	(3,029)
Net income (loss)				61,035
Net income (loss) attributable to non-controlling interest			(17,215)	(17,215)
Net income (loss) attributable to common shareholders				$78,250

Key Ratios
Attritional loss ratio - current year	55.3%	51.0%		53.2%
Attritional loss ratio - prior year development	(1.5)%	0.0%		(0.7)%
Catastrophe loss ratio - current year	6.4%	16.7%		11.5%
Catastrophe loss ratio - prior year development	(2.4)%	(3.5)%		(3.0)%
Loss and loss adjustment expense ratio	57.8%	64.2%		61.0%
Acquisition cost ratio	26.5%	19.0%		22.8%
Other underwriting expense ratio	13.3%	6.2%		9.8%
Combined ratio	97.6%	89.4%		93.6%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended September 30, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$307,140	$166,983	$—	$474,123
Net premiums written	$234,621	$148,945	$—	$383,566
Net premiums earned	$178,632	$158,404	$—	$337,036
Third party fee income	2,115	186	—	2,301
Losses and loss adjustment expenses	97,820	93,757	—	191,577
Acquisition costs	47,236	31,301	—	78,537
Other underwriting expenses	31,634	12,723	—	44,357
Underwriting income (loss)	$4,057	$20,809	$—	$24,866
Net realized and unrealized gains (losses) on investments			47,343	47,343
Net investment income (loss)			8,069	8,069
Other income (loss), excluding third party fee income			85	85
Net foreign exchange gains (losses)			1,432	1,432
Corporate expenses			(18,678)	(18,678)
Amortization of intangible assets			(2,794)	(2,794)
Interest expense			(5,288)	(5,288)
Income (loss) before income tax				55,035
Income tax (expense) benefit			(2,387)	(2,387)
Net income (loss)				52,648
Net income (loss) attributable to non-controlling interest			9,065	9,065
Net income (loss) attributable to common shareholders				$43,583

Key Ratios
Attritional loss ratio - current year	54.6%	55.1%		54.8%
Attritional loss ratio - prior year development	(5.3)%	5.7%		(0.1)%
Catastrophe loss ratio - current year	5.1%	2.6%		3.9%
Catastrophe loss ratio - prior year development	0.4%	(4.2)%		(1.8)%
Loss and loss adjustment expense ratio	54.8%	59.2%		56.8%
Acquisition cost ratio	26.4%	19.8%		23.3%
Other underwriting expense ratio	16.5%	7.9%		12.5%
Combined ratio	97.7%	86.9%		92.6%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Nine Months Ended September 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$957,981	$920,664	$—	$1,878,645
Net premiums written	$687,444	$780,399	$—	$1,467,843
Net premiums earned	$637,700	$615,162	$—	$1,252,862
Third party fee income	11,557	6,377	—	17,934
Losses and loss adjustment expenses	359,181	361,297	—	720,478
Acquisition costs	160,589	122,470	—	283,059
Other underwriting expenses	99,317	41,022	—	140,339
Underwriting income (loss)	$30,170	$96,750	$—	$126,920
Net realized and unrealized gains (losses) on investments			454,851	454,851
Net investment income (loss)			43,667	43,667
Net foreign exchange gains (losses)			(9,883)	(9,883)
Corporate expenses			(41,825)	(41,825)
Amortization of intangible assets			(11,773)	(11,773)
Interest expense			(17,090)	(17,090)
Income (loss) before income tax				544,867
Income tax (expense) benefit			(6,118)	(6,118)
Net income (loss)				538,749
Net income (loss) attributable to non-controlling interest			172,240	172,240
Net income (loss) attributable to common shareholders				$366,509

Key Ratios
Attritional loss ratio - current year	54.6%	53.1%		53.9%
Attritional loss ratio - prior year development	0.3%	0.8%		0.6%
Catastrophe loss ratio - current year	2.2%	6.1%		4.1%
Catastrophe loss ratio - prior year development	(0.8)%	(1.3)%		(1.1)%
Loss and loss adjustment expense ratio	56.3%	58.7%		57.5%
Acquisition cost ratio	25.2%	19.9%		22.6%
Other underwriting expense ratio	13.8%	5.6%		9.8%
Combined ratio	95.3%	84.2%		89.9%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Nine Months Ended September 30, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$832,049	$685,198	$—	$1,517,247
Net premiums written	$553,687	$563,085	$—	$1,116,772
Net premiums earned	$504,784	$447,614	$—	$952,398
Third party fee income	7,417	336	—	7,753
Losses and loss adjustment expenses	255,787	263,767	—	519,554
Acquisition costs	131,688	88,844	—	220,532
Other underwriting expenses	89,635	36,607	—	126,242
Underwriting income (loss)	$35,091	$58,732	$—	$93,823
Net realized and unrealized gains (losses) on investments			101,881	101,881
Net investment income (loss)			17,719	17,719
Other income (loss), excluding third party fee income			85	85
Net foreign exchange gains (losses)			(3,953)	(3,953)
Corporate expenses			(31,833)	(31,833)
Amortization of intangible assets			(7,869)	(7,869)
Interest expense			(16,007)	(16,007)
Income (loss) before income tax				153,846
Income tax (expense) benefit			(6,908)	(6,908)
Net income (loss)				146,938
Net income (loss) attributable to non-controlling interest			15,076	15,076
Net income (loss) attributable to common shareholders				$131,862

Key Ratios
Attritional loss ratio - current year	52.6%	50.8%		51.8%
Attritional loss ratio - prior year development	(4.3)%	4.0%		(0.4)%
Catastrophe loss ratio - current year	2.2%	5.4%		3.7%
Catastrophe loss ratio - prior year development	0.2%	(1.3)%		(0.5)%
Loss and loss adjustment expense ratio	50.7%	58.9%		54.6%
Acquisition cost ratio	26.1%	19.8%		23.2%
Other underwriting expense ratio	16.3%	8.1%		12.4%
Combined ratio	93.1%	86.8%		90.2%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
International
Lloyd's of London	$192,380	$189,155	$590,339	$507,326
Ireland	99,650	96,272	283,776	271,002
U.S.	33,495	21,713	83,866	53,721
Total International	325,525	307,140	957,981	832,049
Bermuda	227,876	166,983	920,664	685,198
Total	$553,401	$474,123	$1,878,645	$1,517,247

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As at September 30, 2024, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	September 30, 2024	December 31, 2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,623	150,981
Unamortized loan issuance costs	$84	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of less than $0.1 million in each of the three and nine months ended September 30, 2024 and 2023. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At September 30, 2024, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N.A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

On August 12, 2024, Hamilton Re and HIDAC amended their committed letter of credit facility agreement with Bank of Montreal ("BMO"), with Hamilton Group as guarantor, under which BMO agreed to make available a secured letter of credit facility of $50 million for a term that will expire on August 13, 2025. The facility bears a fee of 40 basis points for letters of credit issued and 15 basis points on any unutilized portion of the facility.

Effective October 25, 2024, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 25, 2025. The facility bears a fee of 140 basis points on the total available capacity.

In addition, on October 28, 2024, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The FAL LOC Facility of $230 million was renewed for an additional one year term that expires on October 28, 2025. The facility bears a fee of 162.5 basis points on the borrowed amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	September 30, 2024
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	746,786

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$229,376
Pledged interests in fixed income portfolio	258,701
Cash	5,271
The Company has recognized interest expense related to the above debt and credit facilities of $5.4 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively, and $17.1 million and $16.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
Issued, outstanding and fully paid:	September 30, 2024	December 31, 2023
Class A common shares (2024: 17,820,078 and 2023: 28,644,807)	$178	$286
Class B common shares (2024: 63,668,995 and 2023: 56,036,067)	637	560
Class C common shares (2024: 19,903,649 and 2023: 25,544,229)	199	255
Total	$1,014	$1,101

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - June 30, 2024	28,644,807	72,837,352	25,044,229	23,473,612	150,000,000
Share class conversions	(1,700,000)	6,840,580	(5,140,580)	—	—
Balance - September 30, 2024	26,944,807	79,677,932	19,903,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - June 30, 2023	53,993,690	50,480,684	30,525,626	—	135,000,000
Increase in authorized share capital	—	15,000,000	—	—	15,000,000
Balance - September 30, 2023	53,993,690	65,480,684	30,525,626	—	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	(1,700,000)	7,340,580	(5,640,580)	—	—
Balance - September 30, 2024	26,944,807	79,677,932	19,903,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2022	53,993,690	50,480,684	30,525,626	—	135,000,000
Increase in authorized share capital	—	15,000,000	—	—	15,000,000
Balance - September 30, 2023	53,993,690	65,480,684	30,525,626	—	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - June 30, 2024	19,520,078	57,358,464	25,044,229	101,922,771
Share class conversions	(1,700,000)	6,840,580	(5,140,580)	—
Share repurchases	—	(530,049)	—	(530,049)
Balance - September 30, 2024	17,820,078	63,668,995	19,903,649	101,392,722

	Class A	Class B	Class C	Total
Balance - June 30, 2023	30,520,078	42,638,190	30,525,626	103,683,894
Director share awards granted	—	20,112	—	20,112
Balance - September 30, 2023	30,520,078	42,658,302	30,525,626	103,704,006

	Class A	Class B	Class C	Total
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Share class conversions	(1,700,000)	7,340,580	(5,640,580)	—
Vesting of awards	—	761,261	—	761,261
Exercise of warrants	—	245,779	—	245,779
Director share awards granted	—	20,383	—	20,383
Share repurchases	(9,124,729)	(735,075)	—	(9,859,804)
Balance - September 30, 2024	17,820,078	63,668,995	19,903,649	101,392,722

	Class A	Class B	Class C	Total
Balance - December 31, 2022	30,520,078	42,042,155	30,525,626	103,087,859
Vesting of awards	—	735,013	—	735,013
Director share awards granted	—	44,892	—	44,892
Share repurchases	—	(163,758)	—	(163,758)
Balance - September 30, 2023	30,520,078	42,658,302	30,525,626	103,704,006

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. In the three months ended September 30, 2024, 0.5 million Class B common shares at an aggregate cost of $10.0 million and an average price of $18.87 per common share were repurchased and cancelled and $140.0 million remained available for purchase under the Authorization.

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

On September 13, 2024, 1.7 million Class A common shares were converted into Class C common shares at the request of the Class A Members and as approved by the Board.

During the three and nine months ended September 30, 2024, 6.8 million and 7.3 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share information)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$78,250	$43,583	$366,509	$131,862

Denominator:
Weighted average common shares outstanding - basic	101,934	103,704	106,240	103,711
Effect of dilutive securities	4,425	1,720	3,986	1,260
Weighted average common shares outstanding - diluted	106,359	105,424	110,226	104,971

Basic income (loss) per share attributable to common shareholders	$0.77	$0.42	$3.45	$1.27
Diluted income (loss) per share attributable to common shareholders	$0.74	$0.41	$3.33	$1.26

For each of the three and nine months ended September 30, 2024, there were no common shares available for issuance under share-based compensation plans that were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

For each of the three and nine months ended September 30, 2023, there were no common shares available for issuance under share-based compensation plans that were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
13. Subsequent Events

Hurricane Milton

In October 2024, Hurricane Milton made landfall near Siesta Key, Florida, traveling north-east across the state and into the Atlantic Ocean. The Company estimates that losses from Hurricane Milton, net of reinsurance, will be in the range of $30 million to $70 million. The level of uncertainty within the Company’s loss estimates for Hurricane Milton is increased by the recent occurrence of the event and the preliminary nature of the information available, among other factors. The estimated losses for this event will be reported in the Company's fourth quarter 2024 financial results.

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

Reinsurance business offers a particularly attractive opportunity given the favorable rating environment and discipline in the market and is expected to accelerate growth opportunities for us in the near term in many areas. A number of factors, including economic and social inflation and continued high interest rates are driving the most favorable market conditions seen in decades. We are a recognized market with deep client and broker relationships and have low counter-party credit concentration with many of our insurance partners, providing ample headroom for us to grow. We are well positioned to deploy capital quickly, efficiently and profitably through writing more reinsurance business, as well as retaining more of our own business.

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

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	Three Months Ended
	September 30,
($ in thousands, except per share amounts)	2024	2023
Gross premiums written	$553,401	$474,123
Net premiums written	$477,896	$383,566
Net premiums earned	$448,795	$337,036
Third party fee income(1)	4,464	2,301

Claims and Expenses
Losses and loss adjustment expenses	273,632	191,577
Acquisition costs	102,201	78,537
Other underwriting expenses(2)	48,332	44,357
Underwriting income (loss)(3)	29,094	24,866

Net realized and unrealized gains (losses) on investments	48,228	47,343
Net investment income (loss)(4)	17,330	8,069
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	65,558	55,412

Other income (loss), excluding third party fee income(1)	—	85
Net foreign exchange gains (losses)	(5,973)	1,432
Corporate expenses(2)	14,060	18,678
Amortization of intangible assets	5,204	2,794
Interest expense	5,351	5,288
Income tax expense (benefit)	3,029	2,387
Net income (loss)	61,035	52,648
Net income (loss) attributable to non-controlling interest(5)	(17,215)	9,065
Net income (loss) attributable to common shareholders	$78,250	$43,583
Diluted income (loss) per share attributable to common shareholders	$0.74	$0.41

Key Ratios
Attritional loss ratio - current year	53.2%	54.8%
Attritional loss ratio - prior year development	(0.7)%	(0.1)%
Catastrophe loss ratio - current year	11.5%	3.9%
Catastrophe loss ratio - prior year development	(3.0)%	(1.8)%
Loss and loss adjustment expense ratio	61.0%	56.8%
Acquisition cost ratio	22.8%	23.3%
Other underwriting expense ratio	9.8%	12.5%
Combined ratio	93.6%	92.6%

Return on average common shareholders' equity	3.4%	2.5%

The following table summarizes book value per share and balance sheet data:

	As at
Book Value	September 30, 2024	June 30, 2024
Tangible book value per common share	$21.89	$21.04
Change in tangible book value per common share	4.0%
Book value per common share	$22.82	$21.96
Change in book value per common share	3.9%

Balance Sheet Data
Total assets	$7,826,547	$7,623,103
Total shareholders' equity	$2,313,626	$2,238,547

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $0.1 million or less for each of the three months ended September 30, 2024 and 2023. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $14.1 million, and $18.7 million for the three months ended September 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended September 30, 2024 and 2023:

Gross premiums written Gross premiums written were $553.4 million and $474.1 million for the three months ended September 30, 2024 and 2023, respectively. The increase in gross premiums written was primarily driven by our casualty, specialty and property reinsurance and property insurance classes. The increase was a result of new business, increased participations on existing business and a strong rate environment across multiple classes of business.

Underwriting results The combined ratio was 93.6% and 92.6% for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in the catastrophe loss ratio, partially offset by a decrease in the other underwriting expense ratio, attritional loss ratio and acquisition cost ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2024
Attritional losses	$238,554	53.2%	$(3,209)	(0.7)%	$235,345	52.5%
Catastrophe losses	51,699	11.5%	(13,412)	(3.0)%	38,287	8.5%
Total	$290,253	64.7%	$(16,621)	(3.7)%	$273,632	61.0%

September 30, 2023
Attritional losses	$184,774	54.8%	$(413)	(0.1)%	$184,361	54.7%
Catastrophe losses	13,226	3.9%	(6,010)	(1.8)%	7,216	2.1%
Total	$198,000	58.7%	$(6,423)	(1.9)%	$191,577	56.8%

Attritional loss ratio - current year for the three months ended September 30, 2024 was 53.2% compared to 54.8% for the three months ended September 30, 2023, a decrease of 1.6 percentage points. The decrease was primarily driven by no large losses for the three months ended September 30, 2024, partially offset by a modest increase in the loss ratio for certain casualty classes as a result of social inflation.

Attritional loss ratio - prior year for the three months ended September 30, 2024 was a favorable 0.7% compared to a favorable 0.1% for the three months ended September 30, 2023, a decrease of 0.6 percentage points. The attritional loss ratio - prior year for the three months ended September 30, 2024 was primarily driven by favorable development in property and specialty classes in both our International and Bermuda segments, partially offset by unfavorable development in casualty classes in both our International and Bermuda segments. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 7, Reinsurance, recorded a gain of $1.1 million. The attritional loss ratio - prior year for the three months ended September 30, 2023 in both the International and Bermuda segments was primarily driven by favorable prior year development in specialty classes. This was partially offset by unfavorable development in casualty classes in each of the International and Bermuda segments and property classes in the Bermuda segment.

Catastrophe losses - current year and prior year development were $38.3 million and $7.2 million for the three months ended September 30, 2024 and 2023, respectively. Catastrophe losses for the three months ended September 30, 2024 were driven by Hurricane Helene ($33.9 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($5.5 million), partially offset by favorable prior year development of $13.4 million. Catastrophe losses for the three months ended September 30, 2023 were driven by the Hawaii wildfires ($8.4 million), Hurricane Idalia ($6.6 million), the Vermont floods ($5.0 million) and certain smaller wind events ($0.2 million), partially offset by favorable development in respect of the June 2023 severe convective storms ($6.9 million) and favorable prior year development of $6.0 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$(28,291)	$60,404
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	93,849	(4,992)
	$65,558	$55,412

Net income (loss) attributable to non-controlling interest - TSHF	$(17,215)	$9,065
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned a loss of $28.3 million and income of $60.4 million for the three months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned a loss of $11.1 million and income of $51.3 million for the three months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of (0.6)% and 3.1% for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, losses in TSHF were led by macroeconomic trading in Two Sigma Futures Portfolio, LLC (“FTV”). Within FTV, losses were experienced in equities, currencies, and fixed income. In single name equities trading, TSHF saw positive contributions from non-U.S. equities within Two Sigma Equity Spectrum Portfolio, LLC (“ESTV”), which were partially offset by losses from U.S. equities within Two Sigma Spectrum Portfolio, LLC ("STV"). Within ESTV, gains were led by Europe, East Asia, and Pan-America, in decreasing order.

For the three months ended September 30, 2023, TSHF generated positive returns in single name equities trading and macroeconomic trading. Gains were led by U.S. single name equities within STV, followed by macroeconomic trading in FTV, and then non-U.S. equities within ESTV. FTV gains primarily related to fixed income securities and commodities, while losses were driven by equities, credit and currencies. In ESTV, trading was profitable in East Asia and Pan-America, but not in Europe or China.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $93.8 million and a loss of $5.0 million for the three months ended September 30, 2024 and 2023, respectively. Income for the three months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. treasury interest rates in the period. Losses for the three months ended September 30, 2023 were primarily driven by the negative mark-to-market impact of rising U.S. treasury interest rates and other macroeconomic factors offsetting investment yield.

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

International Segment

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Gross premiums written	$325,525	$307,140
Net premiums written	$268,106	$234,621
Net premiums earned	$225,244	$178,632
Third party fee income	4,170	2,115

Claims and Expenses
Losses and loss adjustment expenses	130,135	97,820
Acquisition costs	59,713	47,236
Other underwriting expenses	34,143	31,634
Underwriting income (loss)	$5,423	$4,057

Attritional losses - current year	$124,519	$97,554
Attritional losses - prior year development	(3,279)	(9,495)
Catastrophe losses - current year	14,384	9,169
Catastrophe losses - prior year development	(5,489)	592
Losses and loss adjustment expenses	$130,135	$97,820

Attritional loss ratio - current year	55.3%	54.6%
Attritional loss ratio - prior year development	(1.5)%	(5.3)%
Catastrophe loss ratio - current year	6.4%	5.1%
Catastrophe loss ratio - prior year development	(2.4)%	0.4%
Losses and loss adjustment expense ratio	57.8%	54.8%
Acquisition cost ratio	26.5%	26.4%
Other underwriting expense ratio	13.3%	16.5%
Combined ratio	97.6%	97.7%

Gross Premiums Written

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$51,441	$40,609
Casualty	144,107	146,005
Specialty	129,977	120,526
Total	$325,525	$307,140

Gross premiums written increased by $18.4 million, or 6.0%, from $307.1 million for the three months ended September 30, 2023 to $325.5 million for the three months ended September 30, 2024, primarily driven by growth and improved pricing in property insurance and specialty insurance and reinsurance classes.

Net Premiums Earned

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$37,033	$28,028
Casualty	86,062	62,254
Specialty	102,149	88,350
Total	$225,244	$178,632

Net premiums earned increased by $46.6 million, or 26.1%, from $178.6 million for the three months ended September 30, 2023 to $225.2 million for the three months ended September 30, 2024. The increase was primarily driven by growth in casualty and property insurance classes and specialty insurance and reinsurance classes. Casualty insurance growth was primarily driven by U.S. excess and surplus lines, mergers & acquisitions, professional lines, environmental and U.S. energy; property insurance growth was driven by property binders; specialty insurance growth was primarily driven by accident & health and political violence; and specialty reinsurance growth was primarily attributable to surety reinsurance.

Third Party Fee Income

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Third party fee income	$4,170	$2,115

Third party fee income increased by $2.1 million, or 97.2%, from $2.1 million for the three months ended September 30, 2023 to $4.2 million for the three months ended September 30, 2024. The increase was primarily due to favorable terms of a renewed syndicate management arrangement and an increase in consortium fees.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2024
Attritional losses	$124,519	55.3%	$(3,279)	(1.5)%	$121,240	53.8%
Catastrophe losses	14,384	6.4%	(5,489)	(2.4)%	8,895	4.0%
Total	$138,903	61.7%	$(8,768)	(3.9)%	$130,135	57.8%

September 30, 2023
Attritional losses	$97,554	54.6%	$(9,495)	(5.3)%	$88,059	49.3%
Catastrophe losses	9,169	5.1%	592	0.4%	9,761	5.5%
Total	$106,723	59.7%	$(8,903)	(4.9)%	$97,820	54.8%

The loss ratio for the three months ended September 30, 2024 was 57.8%, compared to 54.8% for the three months ended September 30, 2023, an increase of 3.0 percentage points. The increase was primarily driven by higher current year catastrophe and attritional losses, and a lower contribution from favorable prior year development for the three months ended September 30, 2024.

Attritional loss ratio - current year for the three months ended September 30, 2024 was 55.3% compared to 54.6% for the three months ended September 30, 2023, an increase of 0.7 percentage points. The increase was driven by a change in business mix and a modest increase in the loss ratio for certain casualty insurance classes as a result of social inflation.

Attritional loss ratio - prior year for the three months ended September 30, 2024 was a favorable 1.5% compared to a favorable 5.3% for the three months ended September 30, 2023, an increase of 3.8 percentage points. The favorable attritional loss ratio - prior year for the three months ended September 30, 2024 was primarily driven by favorable development in property insurance and specialty reinsurance classes, partially offset by unfavorable development in certain casualty insurance classes, including one specific large loss. In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, recorded a gain of $1.1 million.

Catastrophe losses - current year and prior year were $8.9 million and $9.8 million for the three months ended September 30, 2024 and 2023, respectively. Catastrophe losses for the three months ended September 30, 2024 were driven by Hurricane Helene ($12.9 million) and Hurricane Debby ($1.5 million), partially offset by favorable prior year development of $5.5 million. Catastrophe losses for the three months ended September 30, 2023 were primarily driven by the Vermont floods ($4.5 million), Hurricane Idalia ($3.0 million), the Hawaii wildfires ($2.7 million) and unfavorable prior year development of $0.6 million, partially offset by favorable development on the June 2023 severe convective storms ($1.0 million).

Acquisition Costs

	Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	'24 vs '23 point r
Property	$13,269	$9,936	35.8%	35.5%	0.3
Casualty	15,404	11,169	17.9%	17.9%	—
Specialty	31,040	26,131	30.4%	29.6%	0.8
Total	$59,713	$47,236	26.5%	26.4%	0.1

For the three months ended September 30, 2024, the acquisition cost ratio was 26.5%, compared to 26.4% for the three months ended September 30, 2023, an increase of 0.1 percentage points. The modest increase was primarily driven by property insurance and specialty reinsurance classes as a result of changes in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Other underwriting expenses	$34,143	$31,634
Other underwriting expense ratio	13.3%	16.5%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended September 30, 2024 were $34.1 million, an increase of $2.5 million, or 7.9%, compared to $31.6 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in salary and compensation costs, IT costs and professional fees.

The other underwriting expense ratio for the three months ended September 30, 2024 and 2023 decreased over the same period from 16.5% to 13.3% , primarily as a result of the growth in the premium base.

Bermuda Segment

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Gross premiums written	$227,876	$166,983
Net premiums written	$209,790	$148,945
Net premiums earned	$223,551	$158,404
Third party fee income	294	186

Claims and Expenses
Losses and loss adjustment expenses	143,497	93,757
Acquisition costs	42,488	31,301
Other underwriting expenses	14,189	12,723
Underwriting income (loss)	$23,671	$20,809

Attritional losses - current year	$114,035	$87,220
Attritional losses - prior year development	70	9,082
Catastrophe losses - current year	37,315	4,057
Catastrophe losses - prior year development	(7,923)	(6,602)
Losses and loss adjustment expenses	$143,497	$93,757

Attritional loss ratio - current year	51.0%	55.1%
Attritional loss ratio - prior year development	0.0%	5.7%
Catastrophe loss ratio - current year	16.7%	2.6%
Catastrophe loss ratio - prior year development	(3.5)%	(4.2)%
Losses and loss adjustment expense ratio	64.2%	59.2%
Acquisition cost ratio	19.0%	19.8%
Other underwriting expense ratio	6.2%	7.9%
Combined ratio	89.4%	86.9%

Gross Premiums Written

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$68,560	$52,394
Casualty	128,891	96,219
Specialty	30,425	18,370
Total	$227,876	$166,983

For the three months ended September 30, 2024, gross premiums written increased by $60.9 million, or 36.5%, from $167.0 million for the three months ended September 30, 2023 to $227.9 million for the three months ended September 30, 2024. The increase was primarily driven by new business, increased participations and a strong rate environment in our casualty reinsurance, property reinsurance and specialty reinsurance classes.

Net Premiums Earned

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$84,733	$58,508
Casualty	107,886	74,094
Specialty	30,932	25,802
Total	$223,551	$158,404

For the three months ended September 30, 2024, the Bermuda segment's net premiums earned increased by $65.1 million, or 41.1%, from $158.4 million for the three months ended September 30, 2023 to $223.6 million for the three months ended September 30, 2024. The increase was primarily driven by new business, volume growth and a strong rate environment in casualty reinsurance and property reinsurance. The most significant drivers of the increase were general liability, professional lines and property treaty classes.

Third Party Fee Income

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Third party fee income	$294	$186

Third party fee income increased by $0.1 million, from $0.2 million for the three months ended September 30, 2023 to $0.3 million for the three months ended September 30, 2024.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2024
Attritional losses	$114,035	51.0%	$70	0.0%	$114,105	51.0%
Catastrophe losses	37,315	16.7%	(7,923)	(3.5)%	29,392	13.2%
Total	$151,350	67.7%	$(7,853)	(3.5)%	$143,497	64.2%

September 30, 2023
Attritional losses	$87,220	55.1%	$9,082	5.7%	$96,302	60.8%
Catastrophe losses	4,057	2.6%	(6,602)	(4.2)%	(2,545)	(1.6)%
Total	$91,277	57.7%	$2,480	1.5%	$93,757	59.2%

The loss ratio for the three months ended September 30, 2024 was 64.2%, compared to 59.2% for the three months ended September 30, 2023, an increase of 5.0 percentage points. The increase was primarily driven by higher catastrophe losses, partially offset by lower current and prior year attritional losses for the three months ended September 30, 2024.

Attritional loss ratio - current year for the three months ended September 30, 2024 was 51.0% compared to 55.1% for the three months ended September 30, 2023, a decrease of 4.1 percentage points. The decrease was primarily driven by a change in business mix and no large losses for the three months ended September 30, 2024, partially offset by a modest increase in the loss ratio for certain casualty reinsurance classes as a result of social inflation.

Attritional loss ratio - prior year for the three months ended September 30, 2024 was Nil, compared to an unfavorable 5.7% for the three months ended September 30, 2023, a decrease of 5.7 percentage points. The attritional loss ratio - prior year for the three months ended September 30, 2024 was primarily driven by an increase in casualty reinsurance, partially offset by favorable development in property and specialty classes.

Catastrophe losses - current year and prior year were $29.4 million for the three months ended September 30, 2024 and favorable development of $2.5 million for the three months ended September 30, 2023. Catastrophe losses for the three months ended September 30, 2024 were driven by Hurricane Helene ($21.0 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($4.0 million), partially offset by favorable prior year development of $7.9 million. Catastrophe losses for the three months ended September 30, 2023 were primarily driven by favorable development on the June 2023 severe convective storms ($5.9 million) and favorable prior year development of $6.6 million, partially offset by the Hawaii wildfires ($5.7 million), Hurricane Idalia ($3.6 million), and various smaller wind and flood events ($0.7 million).

Acquisition Costs

	Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	'24 vs '23 point r
Property	$9,255	$7,280	10.9%	12.4%	(1.5)
Casualty	26,194	17,788	24.3%	24.0%	0.3
Specialty	7,039	6,233	22.8%	24.2%	(1.4)
Total	$42,488	$31,301	19.0%	19.8%	(0.8)

The acquisition cost ratio for the three months ended September 30, 2024 decreased to 19.0%, compared to 19.8% for the three months ended September 30, 2023. The decrease was primarily driven by the change in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Other underwriting expenses	$14,189	$12,723
Other underwriting expense ratio	6.2%	7.9%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

For the three months ended September 30, 2024, other underwriting expenses increased by $1.5 million or 11.5%, from $12.7 million for the three months ended September 30, 2023 to $14.2 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in salary and compensation costs and professional fees.

The other underwriting expense ratios for the three months ended September 30, 2024 and 2023 decreased over the same period from 7.9% to 6.2%, as a result of the growth in premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$(28,291)	$60,404
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	93,849	(4,992)
	$65,558	$55,412

Net income (loss) attributable to non-controlling interest - TSHF	$(17,215)	$9,065
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned a loss of $28.3 million and income of $60.4 million for the three months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned a loss of $11.1 million and income of $51.3 million for the three months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of (0.6)% and 3.1% for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, losses in TSHF were led by macroeconomic trading in FTV. Within FTV, losses were experienced in equities, currencies, and fixed income. In single name equities trading, TSHF saw positive contributions from non-U.S. equities within ESTV, which were partially offset by losses from U.S. equities within STV. Within ESTV, gains were led by Europe, East Asia, and Pan-America, in decreasing order.

For the three months ended September 30, 2023, TSHF generated positive returns in single name equities trading and macroeconomic trading. Gains were led by U.S. single name equities within STV, followed by macroeconomic trading in FTV, and then non-U.S. equities within ESTV. FTV gains primarily related to fixed income securities and commodities, while losses were driven by equities, credit and currencies. In ESTV, trading was profitable in East Asia and Pan-America, but not in Europe or China.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $93.8 million and a loss of $5.0 million for the three months ended September 30, 2024 and 2023, respectively. Income for the three months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. treasury interest rates in the period. Losses for the three months ended September 30, 2023 were primarily driven by the negative mark-to-market impact of rising U.S. treasury interest rates and other macroeconomic factors offsetting investment yield.

Other Income (Loss)

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Other income (loss), excluding third party fee income	$—	$85

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period. There was no other income (loss) for the three months ended September 30, 2024.

Net Foreign Exchange Gains (Losses)

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Net foreign exchange gains (losses)	$(5,973)	$1,432

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $6.0 million and gains $1.4 million for the three months ended September 30, 2024 and 2023, respectively, primarily related to the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Corporate expenses	$14,060	$18,678

Corporate expenses for the three months ended September 30, 2024 were $14.1 million, compared to $18.7 million for the three months ended September 30, 2023, a decrease of $4.6 million. The decrease was primarily driven by $1.9 million of Value Appreciation Pool ("VAP") expense recorded for the three months ended September 30, 2024, compared to $11.2 million of VAP expense recorded for the three months ended September 30, 2023, partially offset by certain variable performance based compensation costs, an increased headcount and an increase in professional fees associated with operating as a public company.

Amortization of Intangible Assets

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Amortization of intangible assets	$5,204	$2,794

Amortization of intangible assets of $5.2 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense increased due to the incremental expense associated with additional technology projects.

Interest Expense

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Interest expense	$5,351	$5,288

Interest expense of $5.4 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities.

Income Tax Expense (Benefit)

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Income tax expense (benefit)	$3,029	$2,387

Income tax expense for the three months ended September 30, 2024 was $3.0 million, compared to $2.4 million for the three months ended September 30, 2023, an increase of $0.6 million. Tax expense for both the three months ended September 30, 2024 and 2023 was primarily driven by withholding taxes on investment income from TS Hamilton Fund.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	Nine Months Ended
	September 30,
($ in thousands, except per share amounts)	2024	2023
Gross premiums written	$1,878,645	$1,517,247
Net premiums written	$1,467,843	$1,116,772
Net premiums earned	$1,252,862	$952,398
Third party fee income(1)	17,934	7,753

Claims and Expenses
Losses and loss adjustment expenses	720,478	519,554
Acquisition costs	283,059	220,532
Other underwriting expenses(2)	140,339	126,242
Underwriting income (loss)(3)	126,920	93,823

Net realized and unrealized gains (losses) on investments	454,851	101,881
Net investment income (loss)(4)	43,667	17,719
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	498,518	119,600

Other income (loss), excluding third party fee income(1)	—	85
Net foreign exchange gains (losses)	(9,883)	(3,953)
Corporate expenses(2)	41,825	31,833
Amortization of intangible assets	11,773	7,869
Interest expense	17,090	16,007
Income tax expense (benefit)	6,118	6,908
Net income (loss)	538,749	146,938
Net income (loss) attributable to non-controlling interest(5)	172,240	15,076
Net income (loss) attributable to common shareholders	$366,509	$131,862
Diluted income (loss) per share attributable to common shareholders	$3.33	$1.26

Key Ratios
Attritional loss ratio - current year	53.9%	51.8%
Attritional loss ratio - prior year development	0.6%	(0.4)%
Catastrophe loss ratio - current year	4.1%	3.7%
Catastrophe loss ratio - prior year development	(1.1)%	(0.5)%
Loss and loss adjustment expense ratio	57.5%	54.6%
Acquisition cost ratio	22.6%	23.2%
Other underwriting expense ratio	9.8%	12.4%
Combined ratio	89.9%	90.2%

Return on average common shareholders' equity	16.8%	7.6%

The following table summarizes book value per share and balance sheet data:

	As at
Book Value	September 30, 2024	December 31, 2023
Tangible book value per common share	$21.89	$17.75
Change in tangible book value per common share	23.3%
Book value per common share	$22.82	$18.58
Change in book value per common share	22.8%

Balance Sheet Data
Total assets	$7,826,547	$6,671,355
Total shareholders' equity	$2,313,626	$2,047,850

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $Nil and $0.1 million for the nine months ended September 30, 2024 and 2023. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $41.8 million and $31.8 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the nine months ended September 30, 2024 and 2023:

Gross premiums written Gross premiums written were $1.9 billion and $1.5 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross premiums written was primarily driven by our property reinsurance, casualty reinsurance, specialty reinsurance and casualty insurance business. The growth was a result of new business, increased participations on existing business and a strong rate environment across multiple classes of business.

Underwriting results The combined ratio was 89.9% and 90.2% for the nine months ended September 30, 2024 and 2023, respectively. The decrease was largely driven by a decrease in the other underwriting expense ratio, acquisition cost ratio, and catastrophe loss ratio, partially offset by an increase in the attritional loss ratio.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2024
Attritional losses	$674,903	53.9%	$7,091	0.6%	$681,994	54.5%
Catastrophe losses	51,699	4.1%	(13,215)	(1.1)%	38,484	3.0%
Total	$726,602	58.0%	$(6,124)	(0.5)%	$720,478	57.5%

September 30, 2023
Attritional losses	$493,224	51.8%	$(4,049)	(0.4)%	$489,175	51.4%
Catastrophe losses	35,233	3.7%	(4,854)	(0.5)%	30,379	3.2%
Total	$528,457	55.5%	$(8,903)	(0.9)%	$519,554	54.6%

Attritional loss ratio - current year for the nine months ended September 30, 2024 was 53.9% compared to 51.8% for the nine months ended September 30, 2023, an increase of 2.1 percentage points. The increase was primarily driven by losses of $37.9 million, or 3.0 points, arising from the Francis Scott Key Baltimore Bridge collapse, which impacted our insurance and reinsurance classes in both our International and Bermuda segments.

Attritional loss ratio - prior year for the nine months ended September 30, 2024 was an unfavorable 0.6% compared to favorable 0.4% for the nine months ended September 30, 2023, an increase of 1.0 percentage point. The attritional loss ratio - prior year for the nine months ended September 30, 2024 was primarily driven by unfavorable development in casualty classes in both our International and Bermuda segments and specialty insurance classes in our International segment, partially offset by favorable development in our International and Bermuda property classes. In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from favorable development in the underlying reserves of $1.4 million and $1.3 million in amortization of the associated deferred gain, for a total net positive earnings impact of $2.7 million. The attritional loss ratio - prior year for the nine months ended September 30, 2023 was primarily driven by favorable prior year development in specialty classes in the International and Bermuda segments, partially offset by unfavorable development in our Bermuda property and casualty classes. In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from $2.5 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $1.5 million, for a total net positive earnings impact of $4.0 million.

Catastrophe losses - current year and prior year development were $38.5 million and $30.4 million for the nine months ended September 30, 2024 and 2023, respectively. Catastrophe losses for the nine months ended September 30, 2024 were driven by Hurricane Helene ($33.9 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($5.5 million), partially offset by favorable prior year development of $13.2 million. Catastrophe losses for the nine months ended September 30, 2023 were driven by the Hawaii wildfires ($8.4 million), severe convective storms in June 2023 ($7.7 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($7.6 million), Hurricane Idalia ($6.6 million), and the Vermont floods ($5.0 million), partially offset by favorable prior year development of $4.9 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$379,712	$100,448
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	118,806	19,152
	$498,518	$119,600

Net income (loss) attributable to non-controlling interest - TSHF	$172,240	$15,076
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $379.7 million and $100.4 million for the nine months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $207.5 million and $85.4 million for the nine months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 12.2% and 5.3% for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, gains in TSHF were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, commodities, fixed income, and credit, while losses were experienced in currencies. TSHF also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, Pan-America and China all made positive contributions to gains, in decreasing order.

For the nine months ended September 30, 2023, TSHF generated positive returns in single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities within STV and non-U.S. equities within ESTV both made positive contributions. Within ESTV, trading was most profitable in East Asia, followed by Europe, China and Pan-America. Within FTV, gains were driven by currencies, equities and credit, while losses related to commodities and fixed income.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $118.8 million and $19.2 million for the nine months ended September 30, 2024 and 2023, respectively. Income for the nine months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. treasury interest rates in the period. Income for the nine months ended September 30, 2023 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates.

International Segment

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Gross premiums written	$957,981	$832,049
Net premiums written	$687,444	$553,687
Net premiums earned	$637,700	$504,784
Third party fee income	11,557	7,417

Claims and Expenses
Losses and loss adjustment expenses	359,181	255,787
Acquisition costs	160,589	131,688
Other underwriting expenses	99,317	89,635
Underwriting income (loss)	$30,170	$35,091

Attritional losses - current year	$348,117	$265,706
Attritional losses - prior year development	1,972	(21,734)
Catastrophe losses - current year	14,384	10,669
Catastrophe losses - prior year development	(5,292)	1,146
Losses and loss adjustment expenses	$359,181	$255,787

Attritional loss ratio - current year	54.6%	52.6%
Attritional loss ratio - prior year development	0.3%	(4.3)%
Catastrophe loss ratio - current year	2.2%	2.2%
Catastrophe loss ratio - prior year development	(0.8)%	0.2%
Losses and loss adjustment expense ratio	56.3%	50.7%
Acquisition cost ratio	25.2%	26.1%
Other underwriting expense ratio	13.8%	16.3%
Combined ratio	95.3%	93.1%

Gross Premiums Written

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$142,685	$107,706
Casualty	397,400	358,431
Specialty	417,896	365,912
Total	$957,981	$832,049

Gross premiums written increased by $125.9 million, or 15.1%, from $832.0 million for the nine months ended September 30, 2023 to $958.0 million for the nine months ended September 30, 2024, primarily driven by growth, improved pricing and new business in casualty and property insurance classes and specialty reinsurance and insurance classes.

Net Premiums Earned

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$104,697	$76,398
Casualty	234,760	190,355
Specialty	298,243	238,031
Total	$637,700	$504,784

For the nine months ended September 30, 2024, net premiums earned increased by $132.9 million, or 26.3%, from $504.8 million for the nine months ended September 30, 2023 to $637.7 million for the nine months ended September 30, 2024. The increase was driven by growth in our specialty, casualty and property insurance classes, in addition to growth in the specialty reinsurance class. Specialty insurance growth was primarily driven by accident & health, political violence, fine art & specie, and marine & energy; casualty insurance growth was primarily driven by U.S. excess and surplus lines, professional lines and excess casualty; property insurance growth was driven by property binders and D&F; and specialty reinsurance growth was primarily attributable to surety reinsurance and treaty reinsurance.

Third Party Fee Income

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Third party fee income	$11,557	$7,417

For the nine months ended September 30, 2024, fee income increased by $4.1 million, or 55.8%, from $7.4 million for the nine months ended September 30, 2023 to $11.6 million for the nine months ended September 30, 2024. The increase was primarily due to favorable terms of a renewed syndicate management arrangement and an increase in consortium fees.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2024
Attritional losses	$348,117	54.6%	$1,972	0.3%	$350,089	54.9%
Catastrophe losses	14,384	2.2%	(5,292)	(0.8)%	9,092	1.4%
Total	$362,501	56.8%	$(3,320)	(0.5)%	$359,181	56.3%

September 30, 2023
Attritional losses	$265,706	52.6%	$(21,734)	(4.3)%	$243,972	48.3%
Catastrophe losses	10,669	2.2%	1,146	0.2%	11,815	2.4%
Total	$276,375	54.8%	$(20,588)	(4.1)%	$255,787	50.7%

The loss ratio for the nine months ended September 30, 2024 was 56.3%, compared to 50.7% for the nine months ended September 30, 2023, an increase of 5.6 percentage points. The increase was driven by a lower contribution from favorable prior year development and higher current year attritional losses for the nine months ended September 30, 2024.

Attritional loss ratio - current year for the nine months ended September 30, 2024 was 54.6% compared to 52.6% for the nine months ended September 30, 2023, an increase of 2.0 percentage points. The increase was primarily driven by losses of $11.8 million, or 1.9 points, arising from the Baltimore Bridge collapse.

Attritional loss ratio - prior year for the nine months ended September 30, 2024 was an unfavorable 0.3% compared to a favorable 4.3% for the nine months ended September 30, 2023, an increase of 4.6 percentage points. The unfavorable attritional loss ratio - prior year for the nine months ended September 30, 2024 was primarily driven by unfavorable development in specialty insurance classes, impacted by two large losses, and casualty insurance classes, impacted by one specific large loss, partially offset by favorable development in our property insurance and reinsurance classes. In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from favorable development in the underlying reserves of $1.4 million and $1.3 million in amortization of the associated deferred gain, for a total net positive earnings impact of $2.7 million.

Catastrophe losses - current year and prior year were $9.1 million and $11.8 million for the nine months ended September 30, 2024 and 2023, respectively. Catastrophe losses for the nine months ended September 30, 2024 were driven by Hurricane Helene ($12.9 million) and Hurricane Debby ($1.5 million), partially offset by favorable prior year development of $5.3 million. Catastrophe losses for the nine months ended September 30, 2023 were primarily driven by the Vermont floods ($4.5 million), Hurricane Idalia ($3.0 million), the Hawaii wildfires ($2.7 million) and certain other wind events ($0.5 million), in addition to unfavorable prior year development of $1.1 million.

Acquisition Costs

	Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	'24 vs '23 point r
Property	$35,658	$26,405	34.1%	34.6%	(0.5)
Casualty	37,616	34,066	16.0%	17.9%	(1.9)
Specialty	87,315	71,217	29.3%	29.9%	(0.6)
Total	$160,589	$131,688	25.2%	26.1%	(0.9)

The acquisition cost ratio for the nine months ended September 30, 2024 was 25.2%, compared to 26.1% for the nine months ended September 30, 2023, a decrease of 0.9 percentage points. The decrease was primarily driven by casualty insurance, as a result of a change in the business mix and non-recurring profit commissions recorded in the nine months ended September 30, 2023.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Other underwriting expenses	$99,317	$89,635
Other underwriting expense ratio	13.8%	16.3%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $99.3 million for the nine months ended September 30, 2024, an increase of $9.7 million, or 10.8%, compared to $89.6 million for the nine months ended September 30, 2023. The increase was primarily driven by increases in headcount as we built out underwriting teams supporting the corresponding increase in premium volume, and certain growth related professional and IT costs.

The other underwriting expense ratios for the nine months ended September 30, 2024 and 2023 decreased over the same period from 16.3% to 13.8%, primarily as a result of growth in the premium base.

Bermuda Segment

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Gross premiums written	$920,664	$685,198
Net premiums written	$780,399	$563,085
Net premiums earned	$615,162	$447,614
Third party fee income	6,377	336

Claims and Expenses
Losses and loss adjustment expenses	361,297	263,767
Acquisition costs	122,470	88,844
Other underwriting expenses	41,022	36,607
Underwriting income (loss)	$96,750	$58,732

Attritional losses - current year	$326,786	$227,518
Attritional losses - prior year development	5,119	17,685
Catastrophe losses - current year	37,315	24,564
Catastrophe losses - prior year development	(7,923)	(6,000)
Losses and loss adjustment expenses	$361,297	$263,767

Attritional loss ratio - current year	53.1%	50.8%
Attritional loss ratio - prior year development	0.8%	4.0%
Catastrophe loss ratio - current year	6.1%	5.4%
Catastrophe loss ratio - prior year development	(1.3)%	(1.3)%
Losses and loss adjustment expense ratio	58.7%	58.9%
Acquisition cost ratio	19.9%	19.8%
Other underwriting expense ratio	5.6%	8.1%
Combined ratio	84.2%	86.8%

Gross Premiums Written

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$394,053	$295,962
Casualty	383,117	285,038
Specialty	143,494	104,198
Total	$920,664	$685,198

Gross premiums written for the nine months ended September 30, 2024 increased by $235.5 million, or 34.4%, from $685.2 million for the nine months ended September 30, 2023 to $920.7 million for the nine months ended September 30, 2024. The increase was primarily driven by new business, expanded participations and rate increases in property and casualty reinsurance classes. Specialty reinsurance also increased, primarily driven by new business and non-recurring reinstatement premiums.

Net Premiums Earned

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Property	$230,331	$162,374
Casualty	293,535	205,634
Specialty	91,296	79,606
Total	$615,162	$447,614

Net premiums earned for the nine months ended September 30, 2024 increased by $167.5 million, or 37.4%, from $447.6 million for the nine months ended September 30, 2023 to $615.2 million for the nine months ended September 30, 2024. The increase was primarily driven by new business, volume growth and rate increases in our casualty and property reinsurance classes. The most significant drivers of this increase were general liability, professional lines and property treaty classes.

Third Party Fee Income

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Third party fee income	$6,377	$336

Third party fee income increased by $6.0 million, from $0.3 million for the nine months ended September 30, 2023 to $6.4 million for the nine months ended September 30, 2024. The increase was primarily driven by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2024
Attritional losses	$326,786	53.1%	$5,119	0.8%	$331,905	53.9%
Catastrophe losses	37,315	6.1%	(7,923)	(1.3)%	29,392	4.8%
Total	$364,101	59.2%	$(2,804)	(0.5)%	$361,297	58.7%

September 30, 2023
Attritional losses	$227,518	50.8%	$17,685	4.0%	$245,203	54.8%
Catastrophe losses	24,564	5.4%	(6,000)	(1.3)%	18,564	4.1%
Total	$252,082	56.2%	$11,685	2.7%	$263,767	58.9%

The loss ratio for the nine months ended September 30, 2024 was 58.7%, compared to 58.9% for the nine months ended September 30, 2023, a decrease of 0.2 percentage points. The modest decrease was primarily driven by lower prior year attritional loss development, partially offset by a higher current year attritional loss ratio for the nine months ended September 30, 2024.

Attritional loss ratio - current year for the nine months ended September 30, 2024 was 53.1% compared to 50.8% for the nine months ended September 30, 2023, an increase of 2.3 percentage points. The increase was primarily driven by losses of $26.1 million, or 4.2 points, arising from the Baltimore Bridge collapse.

Attritional loss ratio - prior year for the nine months ended September 30, 2024 was an unfavorable 0.8% compared to an unfavorable 4.0% for the nine months ended September 30, 2023, a decrease of 3.2 percentage points. The unfavorable attritional loss ratio - prior year for the nine months ended September 30, 2024 was primarily driven by a modest increase in certain casualty classes, partially offset by favorable development in property reinsurance and insurance classes.

Catastrophe losses - current year and prior year were $29.4 million and $18.6 million for the nine months ended September 30, 2024 and 2023, respectively. Catastrophe losses for the nine months ended September 30, 2024 were driven by Hurricane Helene ($21.0 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($4.0 million), partially offset by favorable prior year development of $7.9 million. Catastrophe losses for the nine months ended September 30, 2023 were primarily driven by wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($7.6 million), severe convective storms in June 2023 ($7.2 million), the Hawaii wildfires ($5.7 million), Hurricane Idalia ($3.6 million), and smaller flood events ($0.5 million), partially offset by favorable prior year development of $6.0 million.

Acquisition Costs

	Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	'24 vs '23 point r
Property	$28,019	$20,924	12.2%	12.9%	(0.7)
Casualty	72,875	46,681	24.8%	22.7%	2.1
Specialty	21,576	21,239	23.6%	26.7%	(3.1)
Total	$122,470	$88,844	19.9%	19.8%	0.1

The acquisition cost ratio for the nine months ended September 30, 2024 was 19.9%, compared to 19.8% for the nine months ended September 30, 2023. The modest increase was primarily driven by a change in the mix of business, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Other underwriting expenses	$41,022	$36,607
Other underwriting expense ratio	5.6%	8.1%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the nine months ended September 30, 2024 increased by $4.4 million, or 12.1%, from $36.6 million for the nine months ended September 30, 2023 to $41.0 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in salary and compensation costs, an increased headcount, and professional fees.

The other underwriting expense ratios for the nine months ended September 30, 2024 and 2023 decreased over the same period from 8.1% to 5.6%, as a result of the growth in premium base and certain performance based management fees recognized by Ada Capital Management Limited in the current period for services provided to Ada Re, Ltd.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$379,712	$100,448
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	118,806	19,152
	$498,518	$119,600

Net income (loss) attributable to non-controlling interest - TSHF	$172,240	$15,076
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $379.7 million and $100.4 million for the nine months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $207.5 million and $85.4 million for the nine months ended September 30, 2024 and 2023, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 12.2% and 5.3% for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, gains in TSHF were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, commodities, fixed income, and credit, while losses were experienced in currencies. TSHF also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, Pan-America and China all made positive contributions to gains, in decreasing order.

For the nine months ended September 30, 2023, TSHF generated positive returns in single name equities trading, partially offset by losses in macroeconomic trading. In single name equities trading, U.S. equities within STV and non-U.S. equities within ESTV both made positive contributions. Within ESTV, trading was most profitable in East Asia, followed by Europe, China and Pan-America. Within FTV, gains were driven by currencies, equities and credit, while losses related to commodities and fixed income.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $118.8 million and $19.2 million for the nine months ended September 30, 2024 and 2023, respectively. Income for the nine months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. treasury interest rates in the period. Income for the nine months ended September 30, 2023 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates.

Other Income (Loss)

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Other income (loss), excluding third party fee income	$—	$85

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period. There was no other income (loss) for the nine months ended September 30, 2024.

Net Foreign Exchange Gains (Losses)

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Net foreign exchange gains (losses)	$(9,883)	$(3,953)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $9.9 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively, primarily related to the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Corporate expenses	$41,825	$31,833

Corporate expenses for the nine months ended September 30, 2024 were $41.8 million compared to $31.8 million for the nine months ended September 30, 2023, an increase of $10.0 million. The increase was primarily driven by certain variable performance based compensation costs, an increased headcount and an increase in professional fees associated with operating as a public company, partially offset by a decrease in VAP expense.

Amortization of Intangible Assets

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Amortization of intangible assets	$11,773	$7,869

Amortization of intangible assets of $11.8 million and $7.9 million for the nine months ended September 30, 2024 and 2023, respectively, relates to internally developed software and intangible assets acquired in a business combination. Amortization expense increased due to the incremental expense associated with additional technology projects.

Interest Expense

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Interest expense	$17,090	$16,007

Interest expense of $17.1 million and $16.0 million for the nine months ended September 30, 2024 and 2023, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The increase in interest expense was primarily driven by the increase in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Income tax expense (benefit)	$6,118	$6,908

Income tax expense for the nine months ended September 30, 2024 was $6.1 million, compared to $6.9 million for the nine months ended September 30, 2023, a decrease of $0.8 million. Tax expense for both the nine months ended September 30, 2024 and 2023 was primarily driven by withholding taxes on investment income from TS Hamilton Fund.

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

	As at
($ in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Closing common shareholders' equity	$2,313,626	$2,047,850
Closing common shares outstanding	101,392,722	110,225,103
Book value per common share	$22.82	$18.58

Book value per common share was $22.82 at September 30, 2024, a $4.24 or 22.8% increase from the Company’s book value per common share of $18.58 at December 31, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders of $366.5 million and the accretive impact of share repurchases (see Note 11, Share Capital in the accompanying unaudited condensed financial statements for further details).

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

	As at
($ in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Closing common shareholders' equity	$2,313,626	$2,047,850
Intangible assets	94,441	90,996
Closing common shareholders' equity, less intangible assets	$2,219,185	$1,956,854

Closing common shares outstanding	101,392,722	110,225,103
Tangible book value per common share	$21.89	$17.75

Tangible book value per common share was $21.89 at September 30, 2024, a $4.14 or 23.3% increase from the Company’s tangible book value per common share of $17.75 at December 31, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders of $366.5 million and the accretive impact of share repurchases (see Note 11, Share Capital in the accompanying unaudited condensed financial statements for further details).

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$78,250	$43,583	$366,509	$131,862
Average common shareholders' equity for the period	$2,276,087	$1,775,940	$2,180,739	$1,731,954
Return on average common shareholders' equity	3.4%	2.5%	16.8%	7.6%

ROACE was 3.4% for the three months ended September 30, 2024, compared to 2.5% for the three months ended September 30, 2023. The increase was primarily driven by the higher net income attributable to common shareholders for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

ROACE was 16.8% for the nine months ended September 30, 2024, compared to 7.6% for the nine months ended September 30, 2023. The increase was primarily driven by the higher net income attributable to common shareholders reported for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023.

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

The table below reconciles underwriting income (loss) to net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Underwriting income (loss)	$29,094	$24,866	$126,920	$93,823
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	65,558	55,412	498,518	119,600
Other income (loss), excluding third party fee income	—	85	—	85
Net foreign exchange gains (losses)	(5,973)	1,432	(9,883)	(3,953)
Corporate expenses	(14,060)	(18,678)	(41,825)	(31,833)
Amortization of intangible assets	(5,204)	(2,794)	(11,773)	(7,869)
Interest expense	(5,351)	(5,288)	(17,090)	(16,007)
Income tax (expense) benefit	(3,029)	(2,387)	(6,118)	(6,908)
Net income (loss), prior to non-controlling interest	$61,035	$52,648	$538,749	$146,938

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

The table below reconciles third party fee income to other income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Third party fee income	$4,464	$2,301	$17,934	$7,753
Other income (loss), excluding third party fee income	—	85	—	85
Other income (loss)	$4,464	$2,386	$17,934	$7,838

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

The table below reconciles other underwriting expenses to general and administrative expenses, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Other underwriting expenses	$48,332	$44,357	$140,339	$126,242
Corporate expenses	14,060	18,678	41,825	31,833
General and administrative expenses	$62,392	$63,035	$182,164	$158,075

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

The Company also invests in TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Insurance Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2027. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis. The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At September 30, 2024 and December 31, 2023, total cash and investments was $4.8 billion and $4.0 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	September 30, 2024		December 31, 2023
Fixed maturity investments, at fair value	$2,320,184	48%	$1,831,268	46%
Short-term investments, at fair value	507,947	11%	428,878	11%
	2,828,131	59%	2,260,146	57%
Investments in Two Sigma Funds, at fair value	932,787	19%	851,470	21%
Total investments	3,760,918	78%	3,111,616	78%
Cash and cash equivalents	957,372	20%	794,509	20%
Restricted cash	93,883	2%	106,351	2%
Total cash	1,051,255	22%	900,860	22%
Total cash & investments	$4,812,173	100%	$4,012,476	100%

Total cash and investments increased from $4.0 billion at December 31, 2023 to $4.8 billion at September 30, 2024. The increase was driven by positive returns for the nine months ended September 30, 2024 on both the TS Hamilton Fund and fixed maturity investments. Fixed maturity investments also increased with the deployment of more cash into the fixed maturity trading portfolio to take advantage of higher U.S. treasury interest rates. The TS Hamilton Fund represents $2.0 billion and $1.8 billion of the total cash and investments as at September 30, 2024 and December 31, 2023, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	September 30, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$761,334	$9,273	$(5,679)	$764,928
U.S. states, territories and municipalities	13,528	114	(175)	13,467
Non-U.S. sovereign governments and supranationals	74,679	3,029	(532)	77,176
Corporate	1,118,605	24,677	(9,485)	1,133,797
Residential mortgage-backed securities - Agency	258,788	3,069	(10,343)	251,514
Residential mortgage-backed securities - Non-agency	5,790	109	(540)	5,359
Commercial mortgage-backed securities - Non-agency	33,189	535	(615)	33,109
Other asset-backed securities	40,255	660	(81)	40,834
Total fixed maturities	2,306,168	41,466	(27,450)	2,320,184
Short-term investments	506,244	1,709	(6)	507,947
Total	$2,812,412	$43,175	$(27,456)	$2,828,131

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

The fair value of the Company’s fixed maturity trading portfolio and short-term investments increased from $2.3 billion at December 31, 2023 to $2.8 billion at September 30, 2024, due to increases in the fixed maturity trading portfolio and the short-term investments held by TS Hamilton Fund.

Short-term investments of $507.9 million and $428.9 million at September 30, 2024 and December 31, 2023, respectively, are held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See discussion below for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	September 30, 2024			December 31, 2023
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$764,928	27%	Aaa	$708,250	31%	Aaa
U.S. states, territories and municipalities	13,467	0%	Aa2	4,370	0%	Aa2
Non-U.S. sovereign governments and supranationals	77,176	3%	Aa2	56,246	2%	Aa2
Corporate	1,133,797	41%	A3	863,876	39%	A3
Residential mortgage-backed securities - Agency	251,514	9%	Aaa	168,513	7%	Aaa
Residential mortgage-backed securities - Non-agency	5,359	0%	Aaa	4,984	0%	Aaa
Commercial mortgage-backed securities - Non-agency	33,109	1%	Aaa	10,423	1%	Aa1
Other asset-backed securities	40,834	1%	Aaa	14,606	1%	Aaa
Total fixed maturities	2,320,184	82%	Aa3	1,831,268	81%	Aa3
Short-term investments	507,947	18%	Aaa	428,878	19%	Aaa
Total fixed maturities and short-term investments	$2,828,131	100%	Aa2	$2,260,146	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	September 30, 2024	December 31, 2023
Average credit quality	Aa3	Aa3
Average yield to maturity	4.2%	4.5%
Expected average duration (in years)	3.1	3.3

At September 30, 2024 and December 31, 2023, approximately 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa2 or higher) by third party rating services. There were no non-investment grade securities in the fixed maturities and short-term investments trading portfolio. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio at September 30, 2024 and December 31, 2023, excluding short-term investments held by the TS Hamilton Fund, was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio decreased to 4.2% at September 30, 2024 from 4.5% at December 31, 2023.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.1 years at September 30, 2024, compared to 3.3 years at December 31, 2023.

TS Hamilton Fund

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), we seek to achieve absolute dollar denominated returns on a substantial capital base primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management and execution techniques. These systematic strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices, and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products. STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives. ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives. At September 30, 2024, the Company owns an 18.5%, 17.9% and 9.8% interest in each of the FTV, STV and ESTV funds, respectively.

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

The Company’s investments in Two Sigma Funds are as follows:

	September 30, 2024			December 31, 2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$352,138	$7,017	$359,155	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	337,247	55,581	392,828	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	140,221	40,583	180,804	142,981	31,156	174,137
Total	$829,606	$103,181	$932,787	$770,191	$81,279	$851,470

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $851.5 million at December 31, 2023 to $932.8 million at September 30, 2024 is primarily driven by investment gains and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$560,757	$479,255
Short-term investments	507,947	428,878
Investments in Two Sigma Funds, at fair value	932,787	851,470
Receivables for investments sold	28,977	41,087
Interest and dividends receivable	1,184	966
Total assets	2,031,652	1,801,656

Liabilities
Accounts payable and accrued expenses	190	191
Withdrawal payable	—	6,480
Payable for investments purchased	151,754	62,440
Total liabilities	151,944	69,111
Total net assets managed by TS Hamilton Fund	$1,879,708	$1,732,545

Total net assets in TS Hamilton Fund were $1.9 billion and $1.7 billion at September 30, 2024 and December 31, 2023, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2024 and December 31, 2023, total unrestricted cash and cash equivalents were $1.0 billion and $794.5 million, respectively, and total restricted cash and cash equivalents were $93.9 million and $106.4 million, respectively.

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

During the nine months ended September 30, 2024 and 2023, Hamilton Insurance Group, Ltd. received $157.5 million and $44.0 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, common share repurchases, capital investments in subsidiaries, and payment of corporate operating expenses. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 11, Share Capital, in the accompanying unaudited condensed financial statements for further detail of common share repurchases in the nine months ended September 30, 2024. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $471.6 million at December 31, 2023, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

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

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Total cash provided by (used in):
Operating activities	$475,213	$247,669
Investing activities	(95,276)	(530,939)
Financing activities	(235,310)	(17,313)
Effect of exchange rate changes on cash	5,768	(3,093)
Net increase (decrease) in cash and cash equivalents	$150,395	$(303,676)

Net cash provided by (used in) operating activities was $475.2 million and $247.7 million in the nine months ended September 30, 2024 and 2023, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(95.3) million and $(530.9) million in the nine months ended September 30, 2024 and 2023, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover in our fixed maturities and short-term investments.

Net cash provided by (used in) financing activities was $(235.3) million and $(17.3) million in the nine months ended September 30, 2024 and 2023, respectively. Net cash used in financing activities for the nine months ended September 30, 2024 was driven by share repurchases (see Note 11, Share Capital in the accompanying unaudited condensed financial statements for further details) and incentive allocations paid to TS Hamilton Fund. Net cash used in financing activities for the nine months ended September 30, 2023 was primarily driven by incentive allocations paid to TS Hamilton Fund.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at September 30, 2024 could be available in one to three business days under normal market conditions, except for $465.8 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and $264.0 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 10, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	September 30, 2024	December 31, 2023
Shareholders' equity	$2,313,626	$2,047,850

The Company’s total capital was $2.3 billion at September 30, 2024, a 13.0% increase compared to $2.0 billion at
December 31, 2023. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $366.5 million for the nine months ended September 30, 2024, partially offset by share repurchases (see Note 11, Share Capital in the accompanying unaudited condensed financial statements for further details).

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As at September 30, 2024, the Company was in compliance with all covenants.

	As at
($ in thousands)	September 30, 2024	December 31, 2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,623	150,981
Unamortized loan issuance costs	$84	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of less than $0.1 million in each of the three and nine months ended September 30, 2024 and 2023.

Common Shares

The Company’s authorized and issued share capital at September 30, 2024 and December 31, 2023 is comprised as follows:

($ in thousands, except share and per share amounts)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
Issued, outstanding and fully paid:	September 30, 2024	December 31, 2023
Class A common shares (2024: 17,820,078 and 2023: 28,644,807)	$178	$286
Class B common shares (2024: 63,668,995 and 2023: 56,036,067)	637	560
Class C common shares (2024: 19,903,649 and 2023: 25,544,229)	199	255
Total	$1,014	$1,101

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150 million (the “Authorization”), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. As of September 30, 2024, 0.5 million Class B common shares at an aggregate cost of $10.0 million and an average price of $18.87 per common share were repurchased and cancelled and $140.0 million remained available for purchase under the Authorization.

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

On September 13, 2024, 1.7 million Class A common shares were converted into Class C common shares at the request of the Class A Members and as approved by the Board.

During the three and nine months ended September 30, 2024, 6.8 million and 7.3 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

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

On June 23, 2022, the Company and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to the Company. At September 30, 2024, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N.A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

On August 12, 2024, Hamilton Re and HIDAC amended their committed letter of credit facility agreement with Bank of Montreal ("BMO"), with the Company as guarantor, under which BMO agreed to make available a secured letter of credit facility of $50 million for a term that will expire on August 13, 2025. The facility bears a fee of 40 basis points for letters of credit issued and 15 basis points on any unutilized portion of the facility.

Effective October 25, 2024, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 25, 2025. The facility bears a fee of 140 basis points on the total available capacity.

In addition, on October 28, 2024, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The FAL LOC Facility of $230 million was renewed for an additional one year term that expires on October 28, 2025. The facility bears a fee of 162.5 basis points on the borrowed amount.

The Company’s obligations under its credit facilities require the Company, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund or the Company's fixed income security portfolio or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	September 30, 2024
Available letter of credit and revolving loan facilities - commitments	$995,000
Available letter of credit and revolving loan facilities - in use	746,786

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$229,376
Pledged interests in fixed income portfolio	258,701
Cash	5,271

Financial Strength Ratings

The Company’s principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies A.M. Best, Fitch Ratings and Kroll Bond Rating Agency. These ratings are publicly announced and are available directly from the agencies' websites.

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

On July 23, 2024, Kroll Bond Rating Agency, an NRSRO, affirmed the insurance financial strength rating of "A" of Hamilton Re and the "BBB+" issuer rating of Hamilton Insurance Group. The outlook on these ratings was changed to "stable" from "positive", also on July 23, 2024.

On August 7, 2024, A.M. Best increased its financial strength rating of the Lloyd's market from "A" to "A+" with a stable outlook, and on December 13, 2023, S&P Global, an NRSRO, increased its financial strength rating of the Lloyd's market from "A+" to "AA-" with a stable outlook. Our Lloyd’s syndicate benefits from financial strength ratings of “A” (Excellent) from A.M. Best and “AA-” from each of S&P Global, Kroll Bond Rating Agency, or KBRA and Fitch Ratings Inc. ("Fitch").

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2024.

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

Recent Accounting Pronouncements

At September 30, 2024, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at November 7, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

($ in thousands, except per share information)	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase							$150,000
July 1 - 31, 2024	—	$—	—	$—	—	$—	$—
August 1 - 31, 2024	—	$—	—	$—	—	$—	$150,000
September 1 - 30, 2024	530,049	$18.87	—	$—	530,049	$—	$139,998
Total	530,049		—		530,049		$139,998
(1) On August 7, 2024, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million (the “Authorization”). The Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 11, Share Capital, and Note 13, Subsequent Events. Repurchases under the Authorization totaled $10.0 million for the three months ended September 30, 2024.
(2) Other shares purchased represents common shares repurchased and cancelled in the Share Repurchase transaction and in respect of withholding tax obligations on the exercise of warrants. See Note 11, Share Capital, to the unaudited condensed consolidated financial statements as included in our Form 10-Q for the three months ended September 30, 2024 for further details of the Share Repurchase.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On September 13, 2024, Mr. Alex Baker, Group Chief Risk Officer and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”), as defined in Regulation S-K, Item 408. Mr. Baker’s Rule 10b5-1 Trading Plan, which has a plan end date of September 2, 2025, provides for the sale of up to 24,000 Class B common shares pursuant to the terms of the plan.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended September 30, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2024
HAMILTON INSURANCE GROUP, LTD.

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)