Form 10-K
period 2024-12-31
Hamilton Insurance Group, Ltd.
filed 2025-02-27
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Yes ☒ No ☐

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
Yes ☐   No

The aggregate market value of the registrant’s Class B common shares held by non-affiliates, computed by reference to the closing price on the New York Stock Exchange (the “NYSE”) as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $597.1 million. There is currently no established trading market for the registrant’s Class A or Class C common shares.

The number of shares outstanding of the registrant’s Class B common shares, $0.01 par value per share, was 64,620,239 as of February 20, 2025.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Hamilton Insurance Group, Ltd.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Hamilton Insurance Group, Ltd. for the year ended December 31, 2024 ("Annual Report" or "Form 10-K") includes "forward looking statements" pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as "believes," "expects," "may," "will," "target," "should," "could," "would," "seeks," "intends," "plans," "contemplates," "estimates," or "anticipates," or similar expressions which concern our strategy, plans, projections or intentions. These forward-looking statements appear in a number of places throughout this Annual Report and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained herein. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report and the following:

•challenges from competitors, including those arising from industry consolidation and technological advancements;
•unpredictable catastrophic events, global climate change and/or emerging claim and coverage issues;
•our ability, or those of the third parties on which we rely, to ensure reserves are adequate to cover actual losses and to accurately evaluate underwriting risk, models, assessments and/or pricing of risks;
•our ability to defend our intellectual property rights, including our proprietary technology platforms, to comply with our obligations under our license and technology agreements or to license rights to technology or data on reasonable terms;
•the impact of risks associated with human error, fraud, model uncertainties, cybersecurity threats such as cyber-attacks and security breaches and our reliance on third-party information technology ("IT") systems that can fail or need replacement;
•our ability to secure necessary credit facilities, or additional types of credit, on favorable terms or at all;
•our limited financial and operating flexibility due to the covenants in our existing credit facilities;
•our exposure to the credit risk of the intermediaries on which we rely;
•our failure to pay claims in a timely manner or the need to sell investments under unfavorable conditions to meet liquidity requirements;
•downgrades, potential downgrades or other negative actions by rating agencies;
•our ability to manage risks associated with macroeconomic conditions resulting from geopolitical and global economic events, including current or anticipated military conflicts, public health crises, terrorism, sanctions, rising energy prices, inflation and interest rates and other global events;
•the cyclical nature of the insurance and reinsurance business, which may cause the pricing and terms for our products to decline;
•our results of operations potentially fluctuating significantly from period to period and not being indicative of our long-term prospects;
•our ability to execute our strategy and to modify our business and strategic plan without shareholder approval;
•our dependence on key executives, including the potential loss of Bermudian personnel, and our ability to attract qualified personnel, particularly in very competitive hiring conditions;
•foreign operational risk such as foreign currency risk and political risk;
•our ability to identify and execute opportunities for growth, to complete transactions as planned or realize the anticipated benefits of any acquisitions or other investments;
•our management of alternative reinsurance platforms on behalf of investors in entities managed by Hamilton Strategic Partnerships;

•our inability to control the allocations to, and/or the performance of, the Two Sigma Hamilton Fund, LLC (“TS Hamilton Fund”) investment portfolio and our limited ability to withdraw our capital accounts;
•the impact of risks from conflicts of interest among Two Sigma Principals, LLC (the "Managing Member"), Two Sigma Investments, LP (“Two Sigma”) and their respective affiliates affecting our business;
•the historical performance of Two Sigma not being indicative of the future results of the TS Hamilton Fund’s investment portfolio and/or of our future results;
•the impacts of risks associated with our investment strategy, including that such risks are greater than those faced by our competitors;
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
•our ability to compete effectively in a heavily regulated industry in light of new domestic or international laws and regulations, including accounting practices, and the impact of new interpretations of current laws and regulations;
•the suspension or revocation of our subsidiaries’ insurance licenses;
•significant legal, governmental or regulatory proceedings;
•our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us being restricted by law;
•challenges related to compliance with the applicable laws, rules and regulations related to being a public company, which is expensive and time consuming;
•the limited ability of investors to influence corporate matters due to our multiple class common share structure and the voting provisions of our Bye-laws;
•the risk that anti-takeover provisions in our Bye-laws could discourage, delay, or prevent a change in control, even if the change in control would be beneficial to our shareholders;
•the difficulties investors may face in protecting their interests and serving process or enforcing judgments against us in the United States; and
•our current strategy does not include paying cash dividends on our Class B common shares in the near term.

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. You should evaluate all forward-looking statements made herein in the context of these risks and uncertainties.

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

Available Information

We encourage investors and others to frequently visit our website, www.hamiltongroup.com, including our Investor Relations web pages www.investors.hamiltongroup.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into this Annual Report. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Part I
BUSINESS
In this Annual Report, references to "Hamilton," "Hamilton Group," the "Company," "we," "us" and "our" refer to Hamilton Insurance Group, Ltd., together with its consolidated subsidiaries, unless the context requires otherwise. Certain defined terms used through this Annual Report are included in the "Glossary of Selected Terms" attached hereto. Amounts in this Annual Report are presented in U.S. dollars, unless otherwise noted. Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Our Company

Overview of Our Business

We are a global specialty insurance and reinsurance company founded in Bermuda in 2013. We harness multiple drivers to create shareholder value. These include diverse underwriting operations supported by proprietary technology and a team of over 600 full-time employees, a strong balance sheet, and a unique investment management relationship with Two Sigma. We operate globally, with underwriting operations in London, Dublin, Bermuda and across the United States. We are led by an entrepreneurial and experienced management team that has grown premiums written from $571 million for the year ended November 30, 2018 to $2.4 billion for the year ended December 31, 2024, while also significantly reducing our combined ratio. The combined effects of organic premium growth, our 2019 strategic acquisition, new market developments and continuous platform cost optimization leave us well positioned to capitalize on the continuing attractive market conditions across the lines of business written by our established and scaled underwriting platforms.

We operate three principal underwriting platforms (Hamilton Global Specialty, Hamilton Select and Hamilton Re) that are categorized into two reporting business segments (International and Bermuda):

•International: Accounting for 54% of gross premiums written for the year ended December 31, 2024, our International segment consists of business written out of our Lloyd’s syndicate and subsidiaries based in the United Kingdom, Ireland, and the United States, and includes the Hamilton Global Specialty and Hamilton Select platforms.
•Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance for medium to large-sized accounts and specialty reinsurance products written by Lloyd’s Syndicate 4000 and Hamilton Insurance DAC ("HIDAC"). Syndicate 4000, a leading Lloyd’s syndicate, generates a significant portion of premium from the U.S. Excess & Surplus ("U.S. E&S") market and has ranked among the most profitable and least volatile syndicates at Lloyd’s over the last 10 years.
•Hamilton Select, our U.S. domestic E&S carrier, writes casualty insurance for small to mid-sized clients in the hard-to-place niche of the U.S. E&S market. We believe it presents meaningful and profitable growth opportunities in the near-to-long term, further expanding our footprint in the U.S. E&S market.
•Our International segment had gross premiums written of $662 million, $892 million, $933 million, $1,106 million and $1,308 million for the years ended November 30, 2020, November 30, 2021 and December 31, 2022 through December 31, 2024, respectively, with a corresponding combined ratio of 111%, 108%, 97%, 95% and 96% for the same periods.
•Bermuda: Accounting for 46% of gross premiums written for the year ended December 31, 2024, our Bermuda segment consists of the Hamilton Re platform, made up of Hamilton Re and Hamilton Re US. Hamilton Re writes property, casualty and specialty reinsurance business on a global basis and also offers high excess Bermuda market specialty insurance products, predominantly for large U.S. commercial risks. Hamilton Re US writes casualty and specialty reinsurance business on a global basis.
•Our Bermuda segment had gross premiums written of $425 million, $554 million, $713 million, $846 million and $1,114 million for the years ended November 30, 2020, November 30, 2021 and December 31, 2022 through December 31, 2024, respectively, with a corresponding combined ratio of 111%, 104%, 110%, 85% and 87% for the same periods.

Our evolution into a specialty insurance and reinsurance company reached a significant turning point in 2018 with the hiring of Pina Albo, our CEO, and the start of our strategic transformation ("Strategic Transformation"). Ms. Albo is a 30+ year veteran in the insurance industry, having served as a member of the Board of Executive Management at Munich Re, where she had a 25-year career, as well as serving on the Board of Reinsurance Group of America, Incorporated (a Fortune 500 public company) and being appointed in 2023 for a two-year term as the first female Chair of the Association of Bermuda Insurers and Reinsurers. The Strategic Transformation commenced in 2018, when we set a new strategy and business priorities, and was propelled by the appointment of a management team focused on employing rigorous risk selection and creating sustainable underwriting profitability. The Strategic Transformation also included enhancing underwriting governance, re-underwriting and repositioning our business to increase the focus on casualty and specialty insurance and reinsurance lines, decreasing volatility, and investing in business-enabling technology. The Strategic Transformation was accelerated in 2019 when we acquired Pembroke Managing Agency and related entities, which included Pembroke Managing Agency (subsequently renamed Hamilton Managing Agency) and related entities, Lloyd’s Syndicate 4000 and Ironshore Europe DAC (subsequently renamed Hamilton Insurance DAC, or HIDAC). This acquisition doubled and diversified our premium base, increased our underwriting expertise and operational capabilities, and provided us with a fully-scaled Lloyd’s platform. As a result of the strategic actions taken in the context of the Strategic Transformation, we have grown premiums written from $571 million for the year ended November 30, 2018 to $2.4 billion for the year ended December 31, 2024, reduced our combined ratio, optimized the portfolio mix by increasing the contribution from specialty insurance, and strengthened our balance sheet. While the Strategic Transformation is complete, we continuously review our portfolio to optimize underwriting returns and opportunities and drive additional benefits by regular collaboration with our Group Underwriting Committee ("GUC"). Consequently, we believe Hamilton is well-positioned to deliver growth and profitability in the continuing attractive market environment and across all market cycles.

Our proprietary technology has been a critical part of our Strategic Transformation by enabling the growth of our business and the execution of our strategy. This technology includes a catastrophe modeling and risk accumulation tool (Hamilton Analytics and Risk Platform or "HARP"), a global underwriting submission system ("Timeflow"), and a business intelligence and management information system ("Hamilton Insights"), as described further below under Marketing and Distribution of our International and Bermuda Businesses - Technology and Data. We are not burdened by legacy systems and have a modernized, cloud-based core platform which has enabled us to design and implement our proprietary systems to be a competitive advantage for our business.

The growth of our business is supported by a strong balance sheet. As of December 31, 2024, Hamilton had total assets of $7.8 billion, total cash and invested assets of $4.8 billion and shareholders’ equity of $2.3 billion. Our total cash and invested assets of $4.8 billion includes $2.9 billion of securities in our fixed maturity trading portfolio and short-term investments, altogether consisting of 61% of our total cash and invested assets, with an average credit rating of Aa2 and of which 100% are investment grade. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Cash and Investments" for further detail by investment class. We also enjoy a low debt-to-capital ratio of 6.1% at December 31, 2024, which we believe provides us with meaningful financial flexibility to execute our strategy. The Company has demonstrated its ability to withstand catastrophe and other significant loss events across changing market cycles and we believe it is well placed to take advantage of the current hard market conditions. Our prudent reserving approach fortifies our financial position and has resulted in reserve releases (i.e. decreasing reserves for loss occurrence) every year since our inception.1

Our Lloyd’s syndicate benefits from financial strength ratings of "A+" (Superior) from A.M. Best and "AA-" from each of S&P Global, Kroll Bond Rating Agency ("KBRA") and Fitch Ratings Inc. ("Fitch"), all of which are Nationally Recognized Statistical Rating Organizations ("NRSROs") as defined under the Securities Exchange Act of 1934 as amended, (the "Exchange Act"). Hamilton Re holds an "A" (Excellent) rating from A.M. Best, an "A" rating from KBRA, and an "A-" (Strong) rating from Fitch. HIDAC holds an "A" (Excellent) rating from A.M. Best, and an "A-" (Strong) rating from Fitch. Hamilton Select Insurance Inc. ("Hamilton Select") holds an "A-" (Excellent) rating from A.M. Best. We believe these ratings demonstrate the financial strength of our insurance and reinsurance platforms and facilitate our ability to capitalize on new opportunities with our policyholders, cedants and distribution partners.

1 Excluding the U.S. GAAP accounting impact of a loss portfolio transfer purchased in 2020.

Unique Investment Management Relationship with Two Sigma
Our diversified underwriting model is complemented by a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma aims to consistently generate alpha in liquid global markets across a range of conditions using a disciplined, scientific approach and managed approximately $65 billion of assets across affiliates at December 31, 2024. Driven by a differentiated application of technology and data science, Two Sigma has over 1,700 employees across affiliates, including an experienced and diverse team of employees in research and development.

Two Sigma manages $1.9 billion of our assets as of December 31, 2024 via our investment in the TS Hamilton Fund. The portion of our total invested assets managed by Two Sigma has declined from 80% in 2018 to 39% in 2024 and is expected to continue to decline naturally as our underwriting platforms and fixed income portfolio grow. The TS Hamilton Fund is a dedicated fund-of-one managed by Two Sigma with exposures to certain Two Sigma macro and equity strategies.2 The TS Hamilton Fund has been designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic investment strategies with proprietary risk management investment optimization and execution techniques. The TS Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, foreign exchange ("FX") markets, exchange-listed and over-the-counter ("OTC") options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund-of-one.

Two Sigma has broad discretion to allocate our invested assets to different opportunities. At December 31, 2024, its investments include Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"). The TS Hamilton Fund’s trading and investment activities are not limited to these systematic (and certain non-systematic) investment strategies and proprietary risk management, investment, optimization and execution techniques (collectively, the "Techniques") and the TS Hamilton Fund is permitted to pursue any investment strategy and/or Technique that Two Sigma determines in its sole discretion to be appropriate for the TS Hamilton Fund from time to time. In any given period, the performance of these individual portfolios may vary materially; however, the performance and risk profile of the TS Hamilton Fund is monitored in the aggregate at the overall fund level, rather than at the individual portfolio level. This is consistent with the manner in which investment management fees and performance incentive allocations are determined (i.e., fees and performance incentives are determined by the overall performance of the fund, rather than the performance of each portfolio).

We entered into a Commitment Agreement effective July 1, 2023 with Two Sigma for an initial three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances, with the current Commitment Period ending on June 30, 2027. The Commitment Period consists of a three-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Although not necessarily indicative of future results, the TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 16.3%, 7.6% and 4.6% for the years ended December 31, 2024, 2023 and 2022, respectively. Hamilton pays arm’s-length management and incentive fees under this agreement. See “Risk Factors—Risks Related to Our Investment Strategy—We do not have control over the TS Hamilton Fund” for more information.

2 For the avoidance of doubt, Two Sigma serves as the investment manager of the TS Hamilton Fund. The Company is not a client of Two Sigma pursuant to the Investment Act of 1940, as amended.

Our Sustainability Principles

Good corporate citizenship underscores everything we do. Our sustainability approach is based on being a responsible corporate and global citizen.

We apply a four-pillar philosophy across all areas of our business:

1.Accountability: We focus on employing equitable governance and oversight in an effort to ensure the best outcome for all of our stakeholders.
2.Social Impact: We have an inclusive culture underpinned by teamwork and collaboration. Our Diversity, Equity and Inclusion Committee is comprised of employee representatives from each of our key locations, across functions and seniority. We also have a diverse management team, with two of our three underwriting platform CEOs being female. In addition, 45% of our Group Executive team are female, including our Group CEO.

3.Underwriting: We are supportive of companies that are involved in the transition to alternative energy sources such as renewable energy, including wind and solar, and have embedded sustainability-specific underwriting guidelines in our operations.
4.Investments: We strive to deploy our invested capital responsibly with established guidelines that are regularly monitored to align with our corporate values. Our investment managers are guided by the United Nations Principles for Responsible Investment.
Our Competitive Strengths
We believe that our corporate tagline, "In good company" embodies who we are as an organization. As a good corporate citizen, we strive to ensure that everyone we interact with – our clients and business partners, our people, our shareholders and the communities we serve – feel they are in good company with Hamilton. Our promise is enhanced by the strengths of our differentiated business model, which include:

Scaled, diversified, and global specialty insurance and reinsurance operations
The scale we have built since our inception provides significant competitive advantages in the global markets we serve. We have grown our book both organically when market conditions have been attractive, through product expansion, increased participation and increasing client and broker channel distribution; and inorganically, through the 2019 strategic acquisition of Pembroke Managing Agency and related entities, which included Pembroke Managing Agency (subsequently renamed Hamilton Managing Agency), Lloyd’s Syndicate 4000 and Ironshore Europe DAC (subsequently renamed Hamilton Insurance DAC) in 2019.

Our business mix is well-balanced between insurance and reinsurance, and is diversified across geographies, risks, clients and products, with a majority of our business coming from specialty and casualty lines. Since 2018, our portfolio has evolved from 32% to 53% insurance, with reinsurance declining from 68% to 47% (in each case, based on premium volume). For the year ended December 31, 2024, we recorded $2.4 billion of gross premiums written through our three principal underwriting platforms, with access to key markets around the world.

We believe that the scale and breadth of our book of business, our multiple underwriting platforms and our product offerings allow us to dynamically respond to and manage market cycles, thus providing for more consistent underwriting performance and reduced volatility. We expect Hamilton Select will continue to add business diversification and growth in the profitable, hard-to-place niche of the U.S. E&S market. Hamilton Global Specialty and Hamilton Re also expect to continue providing growth prospects in the U.S. E&S market. Overall, we believe our disciplined approach to scale, risk assessment, and diversification enables us to deliver on our goal of long-term profitability.

Disciplined and data-driven underwriting approach

Our underwriting platforms are each led by teams of experienced underwriters who are specialized in their product areas and able to set terms and conditions across several lines of business. Their expertise is supplemented by our strong technical tools, which provide the insights that enable our underwriters to intelligently price and structure our products and portfolio, maintain diversification, and in turn deliver attractive risk-adjusted profitability. Our underwriters adhere to a disciplined underwriting philosophy and guidelines, seeking to underwrite only profitable risks. Our underwriters regularly review their books of business to ensure they are growing in the most profitable areas and restructure or non-renew underperforming accounts, thus optimizing our business portfolio. They benefit from quarterly discussions with our GUC, which also reviews underwriting results, suggests strategic portfolio shifts, reviews risk appetites and tolerances for new and existing products and considers emerging risks and mitigation strategies in collaboration with our underwriting and executive leadership. Our review and risk selection processes are enhanced by our business intelligence and global management information system, Hamilton Insights, which provides real-time data and self-service report generation to help inform underwriting decisions. Examples of the portfolio enhancing measures undertaken in the context of our Strategic Transformation since 2018 include: the launching of Hamilton Select and Hamilton Re US; the expansion of credit and surety reinsurance, the growth of our professional insurance lines; our purchase of loss portfolio transfer coverage (the "LPT") with a third party reinsurer in 2020 with respect to certain casualty risks for Lloyd’s Year of Account ("YOA") in 2016, 2017 and 2018; and the exit/remediation of certain unprofitable lines of business (e.g., agriculture). The platforms have benefited from group-wide, third-party best practice reviews commissioned by our GUC and the fact that variable compensation is tied primarily to underwriting profitability.

We actively manage our risk exposure on a centralized basis, in order to allocate capital efficiently and optimize our returns. For example, we monitor tolerances for natural catastrophe risks utilizing probable maximum loss modelling results ("PMLs") for multiple regions and perils and we have appropriately managed our PMLs during the varying market cycles.

Our methodical and disciplined approach to underwriting, bolstered by our experienced underwriting talent, collaboration with our GUC, strong analytics platforms, and the actions taken as part of the Strategic Transformation, have resulted in a reduction in our combined ratio by 33.9 percentage points since 2018. Our combined ratio for the year ended December 31, 2024, was 91.3%. Additionally, the combined ratio for our International segment for the year ended December 31, 2024 was 95.6% and the combined ratio for our Bermuda segment for the year ended December 31, 2024 was 87.0%.

Proprietary technology infrastructure

Underpinning our business are sophisticated proprietary technology and analytics platforms. Unburdened by legacy systems, our technological capabilities enable operational efficiencies as we continue to scale, and allow for nimble decision-making in a competitive marketplace.

We have built proprietary systems including HARP, a catastrophe modeling and portfolio accumulation management platform used for all our natural catastrophe-exposed risks. Reflecting decades of industry experience, HARP enables precise modifications and loads to be applied to vendor catastrophe model results to produce the Hamilton View of Risk ("HVR"), the basis upon which all of our catastrophe modeling and accumulation management is conducted. HARP produces rapid management information and portfolio analytics to aid decision-making, and supports structural features such as reinstatement premium protections, cascading layers and trailing deductibles that many third-party systems are unable to handle. We believe HARP is one of the most sophisticated and user-friendly risk and exposure management systems in the industry.

The HVR enables us to manage natural catastrophe risk on a consistent basis, including pricing, underwriting, reserving, planning, capital modelling and accumulation management decisions. We believe that the HVR is materially complete and appropriate to the current risk landscape. We accomplish this through vendor catastrophe models that serve as a baseline and our proprietary tools - the mainstay of which is HARP - which allow us to make a number of significant adjustments, and our model intelligence team that evaluates models and recommends changes. The HVR utilizes a long-term trend in its baseline and adjusts it to consider a combination of short-term variability such as warm sea-surface temperature, non-modeled perils, secondary uncertainty and severity loads (such as missing exposures, loss adjustment expenses, and potential model miss). In aggregate, the HVR produces loss estimates materially in excess of those provided by the baseline vendor models, but nonetheless may not be predictive of catastrophic events.

Our proprietary suite of technology also includes Timeflow (a global underwriting submission system), which enables us to digitize our submission intake process and orchestrate data entry across multiple systems and Hamilton Insights (our business intelligence and management information system), which is used by underwriters to gain insights to our business and make informed decisions.

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

The TS Hamilton Fund is designed to provide low-correlated absolute returns and high liquidity. Two Sigma seeks to control risk systematically through the use of proprietary portfolio management and risk management systems and techniques. Our current allocation to the TS Hamilton Fund is 39% of our invested assets. Separately, our fixed income portfolio consists of traditional investment-grade fixed income securities which are conservative, fixed maturity and short-term investments (average rating of "Aa3" and duration of 3.4 years at December 31, 2024) which is managed by two third-party investment managers. We believe that this balanced approach and unique access to the TS Hamilton Fund allows us to optimize our investment returns and drive additional shareholder returns that complement our underwriting operations.

Strong balance sheet with significant financial flexibility

As of December 31, 2024, we had consolidated GAAP shareholders’ equity of $2.3 billion, with limited intangibles. Our financial leverage ratio was 6.1% at December 31, 2024. Our capital position is enhanced by a highly liquid investment strategy, with assets in the TS Hamilton Fund diversified across investment strategies, instruments and thousands of positions in liquid global markets. As of December 31, 2024, over 99% of the TS Hamilton Fund positions are level 1 assets as classified by ASC 820.

Our balance sheet is supported by our robust reserve position, which is above the estimate of our external actuarial selected indications.

Our Lloyd’s syndicate benefits from financial strength ratings of "A+" (Superior) from A.M. Best and "AA-" from each of S&P Global, KBRA and Fitch, all of which are NRSROs as defined under the "Exchange Act". Hamilton Re holds an "A" (Excellent) rating from A.M. Best, an "A" rating from KBRA, and an "A-" (Strong) rating from Fitch. HIDAC holds an "A" (Excellent) rating from A.M. Best, and an "A-" (Strong) rating from Fitch. Hamilton Select holds an "A-" (Excellent) rating from A.M. Best. Maintaining strong ratings helps us demonstrate our financial strength to our policyholders, cedants and distribution partners and continues to unlock business.

Highly entrepreneurial and experienced leadership team fostering a distinctive and attractive culture

We consider ourselves a magnet for talent at all levels. Our executive officers are highly qualified and have an average of more than 20 years of relevant experience in insurance and reinsurance. We are led by our Chief Executive Officer, Pina Albo, who has over 30 years of industry experience and was previously a member of the Board of Executive Management of Munich Re, and the first North American woman to hold such a role. Several of our executive officers have long histories of working together at other organizations and have held senior management positions at large, established carriers. Members of our executive and management team have joined us from a number of reputable carriers such as AIG, AXIS, Chubb, CNA, Everest, Kinsale, Munich Re, Partner Re and Renaissance Re.

Our corporate tag-line, "In good company", underpins our employee value proposition and embodies our inclusive, entrepreneurial, and collaborative culture which drives our success in recruitment, development and retention of leading industry talent.

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

We believe the current market conditions for insurance and reinsurance remain strong for all of our underwriting platforms. Given our broad product offering and recent A.M. Best upgrade to an "A" rating, we believe Hamilton Re is particularly well positioned to increase our writings across various lines of business, participate in attractive program structures and benefit from more favorable terms and conditions as a result of access to business that was not previously available to us. In addition, subsequent to the A.M. Best upgrade, Hamilton Re entered into credit, bond and political risk reinsurance, a very attractive business which is well diversified against the rest of the portfolio. Hamilton Global Specialty continues to capitalize on strong market conditions across its specialty insurance and reinsurance offerings and has recently expanded its offering in Property D&F, which remains an attractively priced line in which we see good opportunity. We have also entered new lines of business where we see opportunity, such as the recent addition of marine hull. Hamilton Select is also benefiting from the increased flow of business and attractive market conditions in the U.S. E&S market where it is focused.

We believe our approach to managing capital across market cycles will allow us to produce profitable underwriting results, grow our capital and fund the continued growth of our business with our own resources. Our prudent approach to capital management may also allow us to return excess capital to investors over time, which may take the form of ordinary dividends, special dividends or share buybacks.

Driving sustainable underwriting profitability

One of our key strategic priorities is to produce sustainable underwriting profitability across the business we write and we believe we are well-positioned to do so following the Strategic Transformation. Our data-driven and disciplined underwriting processes position us to intelligently price and structure our products and our business portfolio. Our experienced underwriting, actuarial and catastrophe modeling teams rely on our strong technical tools and insights to help inform underwriting decisions and drive additional benefits by regular collaboration with our GUC.

We maintain trusted and long-standing relationships with our clients and brokers, who we believe will continue to provide us with increased access to attractive business. Our disciplined underwriting approach has resulted in a reduction in our combined ratio by 33.9 percentage points since 2018. We expect to continue to leverage our robust underwriting processes, highly experienced teams, broad access to clients and brokers and real time analytics to address our clients’ needs and to garner attractive opportunities across all our underwriting platforms.

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
•Hamilton Re is both an insurer and reinsurer of U.S. E&S insurance business, positioning this platform well for growth, given the strong market conditions.
•Hamilton Select further increases our access to the U.S. E&S insurance market. Hamilton Select plans to grow in the hard-to-place niche of the U.S. E&S market focused on small to medium sized risks, a segment which is expected to produce profitable results in all market cycles. Hamilton Select has a leadership and underwriting team with extensive experience in its chosen niche and also benefits from extensive distribution relationships in this market segment.
We believe the access our three underwriting platforms have to U.S. E&S insurance business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

Reinsurance business continues to offer a particularly attractive opportunity given the strong rating environment for several of the classes we write at this time in the cycle and this, in addition to our A.M. Best "A" rating upgrade, is expected to accelerate growth opportunities in the near term, particularly with key clients. A number of factors, including economic and social inflation, combined with the frequency and severity of natural catastrophe events in recent years, resulted in a supply/demand imbalance that created the strongest market conditions seen in decades. In addition, we have the benefit of an A.M. Best upgrade to "A", providing ample opportunity for us to grow with key clients.

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

Our Business
We operate three principal underwriting platforms categorized into two reporting business segments: International and Bermuda. Our three underwriting platforms, with dedicated and experienced leadership, provide us with access to diversified and profitable key markets around the world. Across these global operations, we generated $2.4 billion of gross premiums written for the year ended December 31, 2024.

The following charts represent our gross premiums written by reporting segment, insurance and reinsurance mix, and class of business for the year ended December 31, 2024.

Gross Premiums Written: By Segment	Gross Premiums Written: Insurance / Reinsurance	Gross Premiums Written: Class of Business

Our Products
The table below presents gross premiums written in each of our reporting segments for each of the most recent three years.

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
International	$1,308,460	$1,105,522	$933,241
Bermuda	1,114,122	845,516	713,432
Total gross premiums written	$2,422,582	$1,951,038	$1,646,673

International comprises 54% of the total 2024 gross premiums written and includes Hamilton Managing Agency Limited (“HMA”), as managing agent to Hamilton Syndicate 4000 (wholly aligned syndicate), HIDAC, and Hamilton Select.

Bermuda comprises 46% of the total 2024 gross premiums written and includes Hamilton Re and Hamilton Re US.

International

Our International segment includes both the Hamilton Global Specialty and Hamilton Select platforms. Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance and reinsurance products for medium to large-sized accounts and specialty reinsurance for a variety of global insurance companies. Its business is distributed via Lloyd’s Syndicate 4000 and HIDAC in Ireland. Hamilton Select, our U.S. domestic E&S carrier, writes casualty insurance for small to mid-sized commercial clients in the hard-to-place niche of the U.S. E&S market. Across the International segment, insurance business made up approximately 88% of gross premiums written, while specialty reinsurance makes up approximately 12% for the year ended December 31, 2024.

The portfolio of business written within our International segment is broadly diversified with low volatility and focuses on medium to large-sized accounts. The 2025 syndicate business forecast approved by Lloyd’s gives Syndicate 4000 capacity of £635 million. In addition to the capacity at Lloyd’s, Hamilton Global Specialty writes business using its Irish subsidiary company, HIDAC. Hamilton Select, our U.S. E&S platform, also operates under our International segment and focuses on small to mid-sized hard-to-place accounts.

Gross Premiums Written: Class of Business	Gross Premiums Written: Insurance / Reinsurance

Our International segment includes:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Property	$190,369	$134,450	$127,424
Casualty	554,413	490,465	463,397
Specialty	563,678	480,607	342,420
Total gross premiums written	$1,308,460	$1,105,522	$933,241

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Insurance
Fixed	$523,810	$468,749	$370,653
Proportional	625,665	522,769	466,987
Total insurance	$1,149,475	$991,518	$837,640
Reinsurance
XOL	$55,478	$38,842	$27,488
Proportional	103,507	75,162	68,113
Total reinsurance	158,985	114,004	95,601
Total gross premiums written	$1,308,460	$1,105,522	$933,241

Property Lines
Property business written by our International segment accounted for 15% of gross premiums written for the year ended December 31, 2024. The property book is predominantly made up of U.S. E&S insurance business with a weighting in favor of the industrial and commercial sectors, binding authority business, comprising non-standard commercial and residential risks, and specialist sectors, including terrorism, power generation, engineering and nuclear risks. The property insurance book is written on both a direct and facultative basis, as well as through a specialist property binders division. The property products include:

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

Casualty Lines

Casualty business within our International segment accounted for 42% of gross premiums written for the year ended December 31, 2024. Our casualty products include:

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

Professional Lines: Our professional lines book covers both international and U.S. professional indemnity, medical malpractice and directors & officers (“D&O”). We target a diversified portfolio for which the cornerstone is a strong international PI account supported by carefully selected commercial D&O. Key areas include specialist engineers, lawyers and miscellaneous business. We deliver our professional lines through a mixture of multi-class facilities for small businesses or via bespoke products designed for more specialized risks, such as auction houses, protection & indemnity ("P&I") club managers and classification societies. This is a global account with a concentration of business in the United Kingdom, United States, Canada and the Caribbean.

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

Mergers & Acquisitions: Our mergers & acquisitions book offers warranty and indemnity insurance, which covers unknown and unforeseen loss arising from breaches of the warranties under an acquisition agreement, as well as contingent risk insurance, which covers known and quantifiable loss arising out of specific (low-risk) issues identified during a transaction diligence process. We work with private equity houses, financial institutions, global corporates and management teams of all sizes and have broad appetite for all target companies, business or assets. We have a global presence and capabilities to underwrite cross-border transactions and deals with operations in various international jurisdictions. At present, our focus is on U.K., European and Asia Pacific targets. A typical transaction enterprise value for primary terms is between approximately $70 million and $700 million.

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

Specialty Lines

Specialty business within our International segment accounted for 43% of gross premiums written for the year ended December 31, 2024. Our specialty products include:

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

Hamilton Select offers the following products in the United States to small to mid-sized hard-to-place and distressed accounts:

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

Management Liability: We write primary and excess private company and not-for-profit directors' and officers' liability, employment practices liability and fiduciary liability for diverse types of operations.

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

Bermuda
Our Bermuda segment encompasses the Hamilton Re platform on which we write property, casualty and specialty reinsurance business on a global basis as well as high excess casualty and property insurance products, predominantly to large U.S.-based commercial clients. Hamilton Re US writes casualty and specialty reinsurance business predominantly for U.S.-domiciled insurers. Reinsurance business accounted for 88% of gross premiums written for the year ended December 31, 2024, while insurance business accounted for 12%. Our reinsurance business is written on either a proportional or on an excess of loss basis.

Gross Premiums Written: Class of Business	Gross Premiums Written: Insurance / Reinsurance

Our Bermuda segment includes:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Property	$423,747	$318,297	$309,051
Casualty	524,711	402,731	262,795
Specialty	165,664	124,488	141,586
Total gross premiums written	$1,114,122	$845,516	$713,432

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Insurance
Fixed	$128,309	$120,973	$99,838
Proportional	—	—	—
Total insurance	$128,309	$120,973	$99,838
Reinsurance
XOL	$498,868	$394,914	$367,349
Proportional	486,945	329,629	246,245
Total reinsurance	$985,813	$724,543	$613,594
Total gross premiums written	$1,114,122	$845,516	$713,432

Property Lines
Our property business includes property reinsurance, comprised of excess of loss and proportional reinsurance, which generally covers natural and man-made catastrophes. We also write property insurance, which is predominantly provided to large U.S. commercial companies. Property business written by Hamilton Re accounted for 38% of gross premiums written for the year ended December 31, 2024. Hamilton Re’s property insurance business provides both insurance and facultative coverage for business interruption, machinery breakdown, natural perils, and physical loss or damage globally, and predominantly to large U.S.-based commercial clients. Key property products include:
Property Reinsurance: The property reinsurance business provides proportional, aggregate, excess of loss and retro products which generally cover natural and man-made catastrophes. We provide a worldwide territorial scope and offer capacity with reinstatable or single-shot limits.
Property Insurance: We offer all-risks coverage, business interruption, machinery breakdown, natural perils, and physical loss or damage, predominantly to large U.S.-based commercial risks. The cover is written globally, with a concentration of business in North America.
Casualty Lines
Our casualty business in our Bermuda segment is written by both Hamilton Re and Hamilton Re US and accounted for 47% of gross premiums written for the year ended December 31, 2024. It is comprised of both insurance and reinsurance business. Casualty insurance business is written in Bermuda only and exclusively on an excess of loss basis. This cover is generally provided to large U.S. commercial companies, rail companies, energy companies and financial institutions on a worldwide basis. Casualty reinsurance business is written on a proportional and excess of loss basis covering worldwide exposures. The lines of business offered for casualty reinsurance include general liability, umbrella/excess liability, D&O, errors & omissions and environmental.
Casualty Reinsurance

Casualty reinsurance is written by both the Bermuda and U.S. teams and is written on a proportional and excess of loss basis covering worldwide exposures. Cover provided includes:

General Liability: We protect a wide variety of general liability covers including premises, products completed operations and liquor liability. We offer treaty capacity globally on a proportional and excess of loss basis.
Umbrella & Excess Casualty: We protect umbrella and excess casualty programs written on occurrence, claims-made or integrated-occurrence bases. We offer treaty capacity globally on a proportional and excess of loss basis.
Professional Liability: We protect a wide variety of professional lines, including directors' and officers' liability, employment practices liability, lawyers’ professional liability, and errors and omissions liability. We offer treaty capacity on pro rata and excess of loss bases. Our coverage is worldwide.
Workers’ Compensation & Employers’ Liability: We protect workers’ compensation and employers’ liability cover globally on both a proportional and excess of loss basis.
Personal Motor: We protect motor liability, property damage and personal accident for all types of motor policies. We offer treaty capacity on proportional, excess of loss or retrocessional basis. Our current emphasis is in the United Kingdom.
Commercial Auto: We offer commercial auto reinsurance to protect motor liability, property damage and personal accident liability for commercial vehicles. We provide treaty capacity on a proportional and excess of loss basis, predominantly in North America.
Healthcare: Our product protects programs such as medical malpractice, hospital professional liability, long-term care, managed care, errors and omissions, and physicians’ liability. We offer cover globally on both a proportional and excess of loss basis, with limited reinstatements.
Multiline: We provide reinsurance for any combination of general liability, motor/auto, professional lines, healthcare, umbrella and excess casualty, and workers’ compensation/employers’ liability. We will also consider programs that support business that forms part of our property and specialty lines. We offer treaty capacity globally on both a proportional basis and excess of loss basis, with a preference for limited reinstatements.

Casualty Insurance

The casualty insurance business provides cover on an excess of loss basis only.

Excess Casualty: Excess liability insurance is written on a worldwide excess of loss basis, supporting a wide range of industries, including, but not limited to, chemicals, construction, consumer goods, energy, food and beverage, hospitality, manufacturing – consumer and industrial, OL&T, rail and transportation, retail, and utilities.
Financial Lines Insurance: The financial lines insurance is predominantly directors and officers, errors and omissions, employment practices liability and transactional liability cover provided predominantly to financial institutions and large U.S. commercial companies on a worldwide excess of loss basis.
Specialty Reinsurance

Our specialty business is reinsurance only, made up of several sub-classes. Specialty business accounted for 15% of gross premiums written for the year ended December 31, 2024. The book is comprised of reinsurance only and covers several sub-classes written on both a proportional and excess of loss basis. Key specialty products include:

Aviation & Space: Our aviation & space book covers airline, airport, aerospace, satellite launches and orbits, and general aviation risks globally on a proportional, excess of loss or retrocessional basis.
Marine & Energy: Our marine & energy book covers a broad portfolio of global marine and energy risks, including marine hull, marine liability including international group, cargo, and upstream, midstream and downstream energy risks which are on a proportional, excess of loss or retrocessional basis.
Crisis Management: Our crisis management book covers risks associated with war, terrorism and political violence. We also have the capacity to offer risks associated with contingency, piracy and kidnap and ransom cover. Our products can be provided globally on a proportional or excess of loss basis.
Mortgage: We provide excess of loss reinsurance predominantly to government-sponsored entities of U.S. residential mortgages.
Financial Risks: Financial risks reinsurance includes political risk, trade credit, surety, mortgage and other credit-related products. We offer proportional, excess of loss, stop loss or retrocessional capacity on a worldwide basis.
Accident & Health: We offer coverage for personal accident, life and travel portfolios on a risk and catastrophe basis. Our global coverage can be structured on a proportional or excess of loss basis.
Multiline: We offer multiline reinsurance coverage across multiple specialty lines – generally marine and energy, aviation and crisis management covers. We offer coverage globally on a proportional, excess of loss or retrocessional basis.
Marketing and Distribution of our International and Bermuda Businesses
The knowledge, experience and relationships of our senior management team provide us with global access to insurance and reinsurance brokers, agents and clients. We believe we have strong market relationships with the world’s top insurance and reinsurance brokers and agents, including Marsh McLennan, Aon, Arthur J Gallagher and a number of U.S., Bermuda and London market wholesale brokers. We also have close relationships with a number of mid-tier and smaller specialty brokers. Some of our products, such as those in our A&H account, are also distributed through managing general agents ("MGAs") and managing general underwriters ("MGUs"). We believe our distribution relationships are differentiated and strengthened by the knowledge and experience of our senior management team and the long history of industry partnerships they have developed over many years. These relationships facilitate our strategic expansion into additional lines of business that we find attractive and consistent with our core strengths and expertise.

Hamilton writes insurance business on a non-admitted (U.S. E&S) basis through wholesale brokers, surplus lines brokers and reinsurance brokers.

Gross premiums written by broker, showing individually where premiums were 10% or more of the total in any of the last three years, were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Marsh McLennan	24%	24%	25%
Aon	17%	17%	18%
Arthur J Gallagher	13%	12%	8%
All others/direct	46%	47%	49%
Total	100%	100%	100%

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

Our International segment includes business from several large national and international brokers and a number of smaller specialized brokers. With respect to our International segment, our 10 largest brokers (by amount of gross premium written for the Company) accounted for an aggregate of approximately 55% of our gross premiums written in 2024, with the largest broker, Marsh McLennan, accounting for approximately 10% of our gross premiums written. The second largest broker, Arthur J Gallagher, accounted for approximately 7% of our gross premiums written.

Our Bermuda segment business is accessed through wholesale and reinsurance brokers. With respect to our Bermuda segment, our largest broker (by amount of gross premium written for the Company), Marsh McLennan, accounted for approximately 41% of gross premiums written in 2024. The second-largest broker, Aon, accounted for approximately 30% of our gross premiums written.

Reinsurance
We strategically purchase reinsurance and retrocession from third parties. This enhances our business by protecting capital and reducing our exposure to volatility from adverse claims events (either large single events or an accumulation of events). As at January 1, 2025, based upon HVR, we estimate that our modeled 100-Year Occurrence Exceedance Probability for Atlantic Hurricanes in Florida would produce a net loss to Hamilton of $202.1 million, and our modeled 250-Year Occurrence Exceedance Probability for U.S. Mainland Earthquakes in California would produce a net loss to Hamilton of $277.8 million, or 8.7% and 11.9% of shareholders equity, respectively.

Our pricing and accumulation management in respect of natural catastrophe exposures is managed within our proprietary platform, HARP, and is performed using the HVR. The HVR incorporates bespoke frequency and severity adjustments at various levels of granularity, which in aggregate represents a material load over and above the loss exposure produced from the unadjusted vendor models that we use. The adjustments include allowance for the potential for increased frequency and severity of natural catastrophe events over time, as well as for several other factors that could cause us to be exposed to increasing claims trends from natural catastrophes. See "––Our Competitive Strengths––Proprietary technology infrastructure" for additional information on the HVR.

Our reinsurance purchases include a variety of quota share and excess of loss treaties and facultative placements, depending on the class of business. In 2024, we ceded 26% of premium from the International segment and 15% from the Bermuda segment.

We carefully manage our counterparty credit risk by selecting outwards partners of adequate financial strength. For the outwards program placed for 2024, all of the effective outwards limit is ceded to reinsurers and retrocessionaires with a credit rating of "A-" (Excellent) by A.M. Best (or an equivalent rating by S&P Global), or better, or who are collateralized.

Reserves

The estimated reserve for losses and loss adjustment expenses ("loss reserves") represents management’s best estimate of the unpaid portion of the Company’s ultimate liability for losses and loss adjustment expenses for insured and reinsured events that have occurred at or before the balance sheet date, based on its assessment of facts and circumstances known at that particular point in time. Loss reserves reflect both claims that have been reported to the Company ("case reserves") and claims that have been incurred but not reported to the Company ("IBNR").

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

We maintain two segregated investment portfolios: a fixed maturity and short-term investment portfolio and an investment in the TS Hamilton Fund. The investment portfolio allocation as at December 31, 2024, is 50% in fixed income and short-term investments, 39% in the TS Hamilton Fund and 11% in cash and cash equivalents.

The fixed income portfolio is structured to focus primarily on the preservation of capital and the availability of liquidity to meet our claims obligations. The strategy is to maintain a portfolio that is well-diversified across market sectors and to generate attractive returns on a risk-adjusted basis over time. This portfolio is also used to provide security for our credit facilities. The fixed income investment portfolio is managed by two external investment managers - DWS Investment Management Americas, Inc. ("DWS") and Conning Asset Management Limited ("Conning"). There are no provisions in the investment management agreements with DWS and Conning that would prevent the Company’s ability to liquidate its holdings in the fixed income portfolios if additional liquidity were required. The agreements each contain standard commercial terms related to fixed income portfolio management and customary fees. Subject to the investment objectives, restrictions and guidelines, DWS and Conning are appointed as the discretionary manager of all cash, securities and other assets within the respective portfolios. The agreement with DWS is effective until canceled by either party with not less than 30 days’ prior written notice to the other party. The agreements with Conning are effective until canceled by the Company with not less than 30 days’ or 60 days’ prior written notice to Conning, depending on the specific portfolios under management, or by Conning with not less than 90 days’ prior written notice to the Company.

The TS Hamilton Fund was developed as a highly customized set of exposures to certain macro and equity strategies and designed to provide an uncorrelated market return profile with moderate volatility and high liquidity, while governed by a rigorous and proprietary risk management framework.

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

Claims

We have experienced claims teams embedded within each underwriting platform, consisting of over 45 in-house claims professionals, many of whom are attorneys. Most of our claims are handled by our in-house claims team, but third-party administrators are also utilized in certain instances, for example, in the handling of certain legacy business lines.
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
•For the reinsurance claims team, regular audits of many of our larger cedants' claims departments.

•Reporting to management on a regular basis and regularly reviewing outstanding claims in coordination with our underwriting and actuarial teams.
Competition

The property, casualty and specialty business consists of many markets and sub-markets around the world. Each market is characterized by distinct customer needs and products and services to meet those needs, as well as specific economic and structural features. We face competition in our underwriting divisions from other insurers, reinsurers and MGAs. Competition is based on many factors, including pricing, coverage and structural terms, general reputation, financial strength, relationships with brokers, ratings assigned by independent rating agencies, response times including speed of claims payment and the experience and reputation of the members of the underwriting and claims teams. Given the diversity of our product offerings, our competition is broad and certain competitors may be specific to only a subset of our product offerings. Some of our competitors include American Financial Group, Inc.; Arch Capital Group Ltd; AXIS Capital Holdings Limited; Beazley plc; Cincinnati Financial Corporation; Everest; The Hanover Insurance Group, Inc.; Hiscox Ltd; James River Group Holdings, Ltd; Kinsale Capital Group, Inc.; Lancashire Holdings Limited; Markel Corporation; Palomar Holdings, Inc.; RLI Corp; RenaissanceRe Holdings Ltd.; Skyward Specialty Insurance Group, Inc.; various Lloyd’s syndicates and W.R. Berkley Corporation.

Technology and Data

Our proprietary technology platform and the digitization of our operations enhances the operational efficiency and data analytic insights across our business as we scale. Our technology team is comprised of professionals with experience in insurance and financial markets technology, and with significant digital transformation experience. This team is led by our Hamilton Group Chief Technology Officer, who has worked in both start-up and large data analytics companies, bringing strong leadership experience in innovation, agile culture enablement, and digital transformation.

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
•Hamilton Insights is our key management information system. It is a self-service, real-time portal, allowing teams across Hamilton to seamlessly access data and customize reports in order to help inform decision-making. The data can be filtered by many categories, including distributor, customer segment, line of business, cedant, specific industry, individual underwriter, and specific risk features, amongst other things and provides key underwriting performance metrics.
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

While we have certain registered rights in connection with our brand, we rely on a combination of common law rights, trade secrets, contractual arrangements, proprietary methodologies, and licensed intellectual property to support our business operations. See “Risk Factors—Risks Related to Our Business and Industry—We may fail, or be unable, to obtain, maintain, protect, defend or enforce our intellectual property rights, including for our proprietary technology platforms, data and brand, or we may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property or proprietary rights” for more information.

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

Bermuda Insurance Regulation

Insurance Regulation Generally

The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), regulate the insurance businesses of our Bermuda operating companies, and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority ("BMA"). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business.

The Insurance Act does not distinguish between insurers and reinsurers: companies are registered under the Insurance Act as “insurers.” The Insurance Act uses the defined term "insurance business" to include reinsurance.

The continued registration of an applicant as an insurer is subject to the applicant complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

Our Bermuda-licensed insurance operating subsidiaries include Hamilton Re, which is registered as a Class 4 general business insurer and Ada Capital Management Limited ("ACML") which is registered as an insurance agent (collectively, the "Bermuda Operating Companies").

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

The European Parliament recognizes Bermuda’s regulatory regime as achieving Solvency II Directive 2009 (2009/138/EC) equivalence for its commercial insurers and insurance groups. Bermuda’s regulatory regime and the United Kingdom’s prudential regime were maintained following the United Kingdom’s transition out of the EU.

Certain significant aspects of the Bermuda insurance regulatory framework are set forth below, focusing only on our primary Class 4 insurer, Hamilton Re, which is subject to the strictest regulation.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business, insurers carrying on special purpose business, and insurers carrying on general business in an innovative or innovative and experimental manner. There are six general business classifications (Classes 1, 2, 3, 3A, 3B and 4), five long-term business classifications (Classes A, B, C, D and E), two classifications of insurers carrying on special purpose business (Special Purpose Insurer and Collateralized Insurer), two innovative classifications (Class IIGB and IILT), and two innovative and experimental classifications (Class IGB and ILT).

Classification as a Class 4 Insurer; Minimum Paid Up Share Capital

A body corporate is registrable as a Class 4 insurer where (a) it has at the time of its application for registration, or will have before it carries on insurance business, total statutory capital and surplus of not less than $100 million; and (b) it intends to carry on general insurance business including excess liability business or property catastrophe reinsurance business. Hamilton Re is required to maintain fully paid up share capital of at least $1 million.

Principal Representative, Principal Office and Head Office

As a Class 4 insurer, Hamilton Re is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of Hamilton Re is located at Wellesley House North, 1st Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda and Athena Tolosa, the Chief Financial Officer of Hamilton Re, serves as its principal representative.

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

Independent Approved Auditor

Hamilton Re has appointed Ernst & Young Ltd. as its independent auditor. The independent auditor will audit and report on Hamilton Re’s GAAP or international financial reporting standards ("IFRS") financial statements (as defined below) and audit its statutory financial statements, each of which is required to be filed annually with the BMA, as described below.

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

In addition, each year Hamilton Re is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the Class 4 insurer’s Bermuda Solvency Capital Requirement ("BSCR") model or an approved internal capital model in lieu thereof (more fully described below), various schedules and the opinion of the loss reserve specialist.

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

Minimum Solvency Margin and Enhanced Capital Requirements

The Insurance Act provides that all general business insurers’ statutory assets must exceed their statutory limits by an amount greater than or equal to their prescribed minimum solvency margin ("MSM"). The MSM that must be maintained by a Class 4 insurer is the greater of (i) U.S. $100 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other reinsurance reserves, or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year. Additional regulations apply to the determination of the types of capital instruments that may be used to satisfy the solvency requirements.

Hamilton Re is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement ("ECR"), which is established by reference to either the BSCR model or an approved internal capital model. The BMA has also implemented the economic balance sheet ("EBS") framework, which is used as the basis to determine an insurer’s ECR. Under the EBS framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance-related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. The ECR shall at all times equal or exceed the Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR on the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it.

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

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") applicable to Class 4 insurers, equal to 120% of its ECR. While Class 4 insurers are not currently required to maintain their statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

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

Eligible Capital

To enable the BMA to better assess the quality of the Class 4 insurer’s capital resources, a Class 4 insurer is required to disclose the makeup of its capital in accordance with the "3-tiered eligible capital system." Under this system, all of the Class 4 insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified as Tier 1 Capital; lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2, and Tier 3 Capital may be used to support the Class 4 insurer’s MSM, ECR and TCL.

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

Insurance Code of Conduct

All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct (the "Insurance Code"), which establishes the duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. The BMA will assess an insurer’s compliance with the Insurance Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Insurance Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.

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

Group Supervision

The BMA acts as group supervisor of our group of insurance and reinsurance companies (the "Regulatory Group") and has designated Hamilton Re as the designated insurer for group supervisory and solvency purposes ("Designated Insurer"). As the Designated Insurer, Hamilton Re is required to facilitate compliance by the Regulatory Group with group insurance solvency and supervision rules.

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

Group Solvency and Group Supervision

The current supervision and solvency rules (together, "Group Rules") apply to the Regulatory Group so long as the BMA remains our group supervisor. Through the Group Rules, the BMA may take action which affects the Company. A summary of the Group Rules is set forth below.

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

Annual Insurance Group Capital and Solvency Return

The Regulatory Group is required to prepare an annual Insurance Group Capital and Solvency Return which includes the Group Solvency Self-Assessment ("GSSA"), Group BSCR and associated Schedules, including an annual opinion of the Group Actuary on the EBS technical provisions. The Group Capital and Solvency Return must be submitted to the BMA by the Designated Insurer within five months after the financial year end (unless specifically extended). The Designated Insurer must keep a copy of the Regulatory Group’s financial statements (together with the notes to those statements and the auditor’s report thereon), statutory financial statements and the Group Statutory Financial Return at its principal office for a period of five years.

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

Quarterly Group Financial Return

The Designated Insurer is required to file Quarterly Financial Returns for the Regulatory Group with the BMA on or before the last day of the months of May, August and November of each year. The quarterly Group Financial Return consists of (i) quarterly unaudited (consolidated) group financial statements in respect of its business for each financial quarter (which must not reflect a financial position that exceeds two months), (ii) a list and details of material intra-group transactions and risk concentrations, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements, and details of the 10 largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures or series of linked unaffiliated counterparty exposures exceeding 10% of the Regulatory Group’s statutory capital and surplus, (iii) Enhanced Capital Requirement ratio, (iv) Group Commercial Solvency Self-Assessment, (v) Total Quoted Bonds and Unquoted Bonds by BSCR rating, and (vi) details of the catastrophe events that occurred during the reporting period (if applicable).

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

Group Minimum Solvency Margin and Group Enhanced Capital Requirement

The Regulatory Group is also required to maintain available statutory economic capital and surplus in an amount that is at least equal to or exceeds the value of its group ECR (the "Group ECR"), provided that the Group ECR shall at all times be an amount equal to or exceeding the group minimum solvency margin (the "Group MSM"). The BMA has established a group target capital level equal to 120% of Group ECR. In addition, under the tiered capital requirements, all of the Regulatory Group’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 or Tier 3 Capital. A minimum threshold of Tier 1 Capital and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Group MSM and Group ECR requirements are specified under the rules. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2026, include capital instruments that do not satisfy the requirement that the instrument be nonredeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.

Group Governance

The Group Rules require the Board of Directors of the Company (the "Parent Board") to establish and effectively implement corporate governance policies and procedures, which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the Regulatory Group. In particular, the Parent Board must:

•ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest;
•establish systems for identifying, on a risk-sensitive basis, those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals;
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

Designated Insurer Notification Obligations

The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the Regulatory Group or any member of the Regulatory Group becoming insolvent or that a reportable "event" has, to the Designated Insurer’s knowledge, occurred or is believed to have occurred. Examples of a reportable "event" include a failure by the Regulatory Group or any member of the Regulatory Group to comply substantially with a requirement imposed upon it under the Group Rules relating to its solvency position, governance and risk management or supervisory reporting and disclosures; failure by the Designated Insurer to comply with a direction given to it under the Insurance Act in respect of the group or any of its members; a criminal conviction imposed upon any member of the Regulatory Group whether in Bermuda or abroad; material breaches of any statutory requirements by any member of the Regulatory Group located outside of Bermuda that could lead to supervisory or enforcement action by a competent authority; or a significant loss that is reasonably likely to cause the Regulatory Group to be unable to comply with its Group ECR. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a Regulatory Group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited interim financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof. The Designated Insurer must also notify the BMA in writing within 14 days of becoming aware that a requirement of the Group Rules conflicts with the laws of another jurisdiction where a member of the Regulatory Group operates.

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

If it appears to the BMA that the business of the registered insurer is being conducted in a way that there is a significant risk of the insurer becoming insolvent or being unable to meet its obligations to policyholders, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as it deems desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may, among other things, direct an insurer, for itself and in its capacity as designated insurer of the insurance group of which it is a member, (1) not to effect further contracts of insurance, or any contract of insurance of a specified description, (2) to limit the aggregate premiums to be written by it during the specified period, (3) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (4) not to make certain investments, (5)

to realize certain investments, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) not to enter into specified transactions with any specified person or persons of a specified class, (8) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (9) (as an individual insurer only and not in its capacity as designated insurer) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (10) to remove a controller or officer.

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

Corporate Income Tax Act

On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the “CIT Act”), which will impose corporate income tax on certain Bermuda-based entities for fiscal years beginning on or after January 1, 2025. Subject to certain exceptions, if the entity is a member of a multi-national enterprise (“MNE”) group that has entities in more than one jurisdiction and that has consolidated revenues of at least 750 million euros for two of the four previous fiscal years beginning on or after January 1, 2025 (regardless of any assurance given pursuant to the Exempted Undertakings Tax Protection Act 1966), corporate income tax will be chargeable at a rate of 15% of the net taxable income of the Bermuda constituent entities in the MNE group less applicable tax credits. Although we believe that we can currently utilize certain exemptions to the tax obligations under the CIT Act, we cannot guarantee that the Company will not face tax liabilities in the future. For more details, please refer to the section titled "Risk Factors––Risks Related to Taxation––Bermuda Tax Risk.”

Economic Substance Act

In December 2018, the Economic Substance Act 2018 (the "ESA") came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on one or more "relevant activities" referred to in the ESA, and from which it earns gross revenue, must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the E.U. of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

Cyber Code and Reporting Events

In October 2020, the BMA issued the Insurance Sector Operational Cyber Risk Management Code of Conduct ("Cyber Code") which applies to all registered insurers, insurance managers and intermediaries (e.g., agents, brokers, insurance marketplace providers). The Cyber Code establishes duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management and is designed to promote the stable and secure management of information technology systems of regulated entities. The Cyber Code defines a cyber reporting event as being any act that results in the unauthorized access to, disruption or misuse of the electronic systems or information stored on such systems of a licensed undertaking, including any breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where (i) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (ii) an insurer has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (iii) an insurer has reached the view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (iv) an insurer has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such access would have an adverse impact on its insurance business; or (v) an event has occurred for which a notice is required to be provided to a regulatory body or governmental agency. Cyber reporting events are only reportable to the BMA where the event results in a significant adverse impact to the regulated entity’s operations, its policyholders or clients.

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

Bermuda Data Protection Legislation

As of January 1, 2025, the Company has certain duties and obligations under the Personal Information Protection Act 2016 of Bermuda ("PIPA") concerning the use in Bermuda of an individual's personal information. PIPA is based on internationally accepted principles of privacy and data protection. Oversight and enforcement of PIPA is the responsibility of the Office of the Privacy Commissioner of Bermuda. A breach of PIPA by the Company could lead to inquiry or enforcement actions by the Privacy Commissioner, suits for civil remedies by individuals brought in a Court of competent jurisdiction, or in criminal prosecutions brought by the Government of Bermuda either as summary or indictable offenses.

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

Insurance Holding Company Regulation

We operate as an insurance holding company and are subject to state statutes and regulations governing insurance holding company systems that are generally based on the National Association of Insurance Commissioner’s ("NAIC") Insurance Holding Company System Regulatory Act and Insurance Holding Company System Model Regulation (together, the "Model Holding Company Act and Regulation"). These vary from jurisdiction to jurisdiction, but generally require controlled insurance companies (i.e., insurers that are subsidiaries of insurance holding companies) to register with, and periodically furnish information to, state regulatory authorities concerning capital structure, ownership, financial condition, intercompany transactions and general business operations. Delaware, the state in which Hamilton Select is domiciled, has enacted laws to implement these requirements.

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

State insurance holding company laws, including those of Delaware, require the ultimate controlling person of a U.S. insurer to submit annually, to the lead state of the insurance holding company system, an enterprise risk report. The report must identify the material risks within the insurance holding company system that could pose enterprise risk to the insurer (i.e., activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole).

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

Quarterly and Annual Financial Reporting

Hamilton Select is required to file quarterly and annual reports with the Delaware Department of Insurance and with the NAIC using statutory accounting practices, which differ from U.S. generally accepted accounting principles. Its business and accounts are subject to examination by such agencies at any time.

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

Insurance Regulatory Information System

The NAIC also has developed a set of 13 financial ratios for each ratio for property and casualty insurers referred to as the Insurance Regulatory Information System ("IRIS"). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios and specifies "Unusual Values" for each ratio. Departure from the Unusual Values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business.

In 2024, Hamilton Select reported three Unusual Values being (i) change in net premium written, (ii) two-year overall operating ratio and (iii) change in adjusted policyholders' surplus. These Unusual Values were primarily driven by the start-up nature of Hamilton Select as they were primarily related to both the growth in premium written and start-up costs relating to personnel and IT spend. These IRIS ratios are expected to fall within the "Usual Value" range in future years as Hamilton Select moves out of its start-up phase.

Innovation and Technology

As a result of increased innovation and use of technology in the insurance sector, the NAIC and insurance regulators have been focusing on the industry's use of “big data” techniques, such as artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). The AI Bulletin may be adopted and issued by state regulators to licensed insurers. In addition to affirming that the use of artificial intelligence must comply with existing state law, the AI Bulletin sets forth regulators’ expectations on how insurers will develop, acquire and use artificial intelligence technologies. As of February 1, 2025, twenty one states and the District of Columbia have adopted the AI bulletin and four states, California, Colorado, New York and Texas, have issued their own guidance or regulations concerning the use of AI by insurers. For example, in July 2024, the New York Department of Financial Services (“NYDFS”) issued Insurance Circular Letter No.7 (2024) titled “Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing,” which is intended to provide guidance to insurers on the responsible use of AI and external consumer data in underwriting and pricing decisions.
In addition, in 2024 the NAIC established the Third-Party Data and Models (H) Task Force which is charged with developing a framework for the regulatory oversight of third-party data and predictive models. Their focus includes evaluating existing frameworks, discussing goals for future regulatory structures and considering the development of new model laws or modifications to existing ones. The NAIC's Big Data and Artificial Intelligence (H) Working Group has a new workstream that is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to determine whether additional tools, resources and education are needed to effectuate the goals of the AI Bulletin (see above). In 2025, the working group will also consider developing an overall AI regulatory framework that could be incorporated into an NAIC regulatory handbook.

The NAIC and state insurance regulators are also focused on addressing unfair discrimination by insurers in the use of consumer data and technology, and certain states have passed laws or are considering action targeting unfair discrimination practices. For instance, in 2021 Colorado enacted a law which prohibits insurers from using external consumer data and information sources ("ECDIS"), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. The Colorado Division of Insurance promulgated a regulation pursuant to such law, effective as of November 2023, which applies to all life insurers authorized to operate in Colorado and mandates the establishment of a risk-based governance and risk management framework designed to ensure that the use of ECDIS, algorithms and predictive models does not result or potentially result in unfair discrimination.

Cybersecurity, Privacy and Information Security Regulation

We are subject to laws and regulations relating to the collection, use, processing, and protection of personal information. We are also subject to laws and regulations governing the security of information systems and the information stored therein. In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have adopted laws and regulations requiring new or enhanced data protection and cybersecurity measures, which, among other things, require insurance companies to establish, implement and maintain data and cybersecurity programs, including written policies and procedures. For example, in 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers and other entities licensed or registered under state insurance laws, and to protect the confidentiality, integrity and availability of information systems. The Cybersecurity Model Law establishes standards for data security, the investigation of cybersecurity events involving the unauthorized access to or misuse of certain nonpublic information, and the reporting obligations regarding cybersecurity events to insurance commissioners. As of February 1, 2025, the Cybersecurity Model Law, or a form thereof, had been adopted by twenty six states. Certain states have adopted their own cybersecurity regulations, such as New York in November 2023 when the NYDFS adopted an amendment to its Part 500 Cybersecurity Regulation which imposes additional certification obligations, enhanced governance requirements, new audit requirements, additional technology and business continuity requirements, enhanced security control and training requirements and new notification obligations.

In addition, certain lawmakers and regulators have enacted or are considering laws and regulations related to privacy and data security. For instance, the NAIC is proposing revisions to the Privacy of Consumer Financial and Health Information Model Regulation in order to address emerging privacy concerns and ensure that consumer information is adequately protected in the marketplace. The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. The NAIC has set a deadline of December 31, 2025 to finalize the amendments to the model regulation. A number of states have also adopted data privacy legislation and regulation. California adopted the California Consumer Privacy Act of 2018 ("CCPA"), as amended by the California Privacy Rights Act ("CPRA") in 2022. The CCPA imposes a number of requirements on businesses that collect the personal information of California consumers, including requirements that provide individuals with certain rights to their personal information and make mandatory disclosures regarding how the businesses use and disclose consumers’ personal information, establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of the businesses’ violation of the duty to implement and maintain reasonable security practices and creates the California Privacy Protection Agency which is charged with drafting and adopting regulations in furtherance of the CCPA and enforcing the CCPA, as amended by the CPRA. Similar consumer privacy legislation has been enacted in other states such as Virginia, Colorado, Connecticut and Utah. While these laws generally do not apply to entities or data subject to the Gramm-Leach-Bliley Act, certain portions of our business may be subject to such requirements.

Various state legislatures, government agencies and self-regulatory bodies, as well as the U.S. federal government, are expected to continue to consider additional laws, regulations and guidelines relating to privacy and other aspects of customer information and to protecting the ongoing confidentiality, availability and integrity of personal information, sensitive non-public information and information systems. These continued changes in the U.S. privacy and cybersecurity regulatory landscape will require additional compliance investment, including changes to policies, procedures, information systems and operations.

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

Under Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which established the Federal Insurance Office (the "FIO") within the U.S. Department of the Treasury (the "Treasury"), the FIO has preemption authority over state insurance laws that conflict with certain international agreements such as state credit for reinsurance laws that result in non-U.S. reinsurers subject to such agreements being treated less favorably than U.S. reinsurers. The NAIC previously adopted amendments to its Credit for Reinsurance Model Law to satisfy the substantive and timing requirements of such Covered Agreements (as further defined below), which amendments have been enacted by all states. Under the Covered Agreements, reinsurance collateral requirements no longer apply to qualifying EU and U.K. reinsurers. The amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to qualified reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the United States but which the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process.

Climate Change and Financial Risks

The NAIC and state insurance regulators continue to evaluate issues related to the management of climate risk. In 2022, the NAIC adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in U.S. direct premium and are licensed in one of the participating jurisdictions. In addition, pursuant to the FIO’s statutory authority under the Dodd-Frank Act, as discussed above under "Federal Regulation," the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In June 2023, the FIO released a report titled Insurance Supervision and Regulation of Climate-Related Risks urging insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers and in March 2024 the NAIC adopted its inaugural National Climate Resilience Strategy for Insurance, which aims to enhance risk reduction efforts by state insurance regulators, ensuring that insurance remains available and reliable for communities facing climate-related risks.

At the state level, California has adopted climate disclosure and financial reporting legislation, the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act, which will require reporting from large U.S. public and private companies doing business in California on greenhouse gas emissions and biennial climate-related financial risk reports. In addition, the SEC has released proposed rule changes on climate-related disclosure which would require registrants, including public issuers such as us, to include certain climate-related disclosures in registration statements and periodic reports. The SEC has issued a stay in the implementation of these rules due to ongoing legal challenges, however, the SEC will likely issue a new effective date once the litigation is resolved if the new rules survive the legal challenges.

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

Federal Regulation

The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry. The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act, which established the FIO. Although the FIO does not have general supervisory or regulatory authority over the business of insurance, it has preemption authority over state insurance laws that conflict with certain international agreements, as discussed below. The FIO also has authority to monitor all aspects of the insurance sector and the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors.

The Dodd-Frank Act authorizes the Treasury and the Office of the U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance. The United States entered into such covered agreements with the European Union in September 2017 (the "EU Covered Agreement") and with the United Kingdom in December 2018 (the "UK Covered Agreement," together with the EU Covered Agreement, the "Covered Agreements"). The Covered Agreements address three areas of prudential supervision: reinsurance, group supervision and the exchange of information. Issues relating to the Covered Agreements are discussed further under "—State Regulation—Credit for Reinsurance" above.

Lloyd’s Regulation

General. The operations of Syndicate 4000 and Syndicate 1947 are managed by HMA, which is subject to regulation and supervision of the Prudential Regulation Authority ("PRA"), the Financial Conduct Authority ("FCA") and the Council of Lloyd’s. HMA is the managing agent for Syndicate 4000 and Hamilton Corporate Member Limited is a Lloyd’s corporate member that provides underwriting capacity to Syndicate 4000. The FCA and PRA both regulate insurers, insurance intermediaries and Lloyd’s itself. Lloyd’s establishes its own bye-laws and regulations, including requirements made under those bye-laws for all managing agents to maintain that are designed to meet applicable regulatory requirements.
Solvency Requirements. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as "Funds at Lloyd’s") in the form of cash, securities or letters of credit in an amount determined in accordance with Lloyd’s requirements and the Solvency II legislative regime. The amount of such deposit is calculated for each member through the completion of a prescribed capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin, and adjustments to a syndicate’s Funds at Lloyd’s may be required at any time.

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

Each member of Lloyd’s is required to contribute a percentage of that member’s underwriting capacity for the relevant year of account to the Lloyd’s central fund (the "Central Fund"). If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to an additional 5% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2025 underwriting year is £635 million of gross premiums written.
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

Principles for Doing Business at Lloyd’s (the "Principles"). Replacing the Lloyd’s Minimum Standards (the previous regime which set out the Lloyd’s regulatory requirements for Lloyd’s managing agents) and effective from the third quarter of 2022, the Principles set out the fundamental responsibilities expected of all managing agents, including HMA and is the basis against which Lloyd’s will review and categorize all syndicates and managing agents in terms of their capacity and performance.

Irish Regulation

HIDAC is regulated by the Central Bank of Ireland ("CBI") pursuant to the Insurance Acts 1909 to 2018 (as amended), the Central Bank Acts 1942 to 2018 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2012, including the European Union (Insurance and Reinsurance) Regulations, 2015 (as amended) and the Solvency II regime. HIDAC is required to maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR") at all times. Capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the CBI is authorized to take action to restore the financial position of the subsidiary. In addition, HIDAC's UK branch is subject to regulation and supervision of the PRA and the FCA.

Human Capital Resources

We strive to be a magnet for talent, attracting, developing, and retaining professionals and providing them with an environment in which they can thrive and share in the success of our growing and vibrant business.

Employees. We have over 600 permanent employees who consistently show high levels of engagement and share our values - aligning with our stated objective of being a magnet for talent.

Work Environment. We maintain a collaborative, entrepreneurial culture and are committed to welcoming and respecting differences to encourage diverse perspectives.

Talent Development. We support the learning and development of our employees and provide opportunities to further their education and professional development.

Fostering an Inclusive Culture. We are dedicated to initiatives that continuously nurture a welcoming, fair, and supportive environment for all Hamilton employees.

Compensation Practices. We offer and maintain a competitive benefits package designed to support the well-being of our employees, including, but not limited to, medical insurance, a 401(k) plan (or equivalent in our various locations), paid time off, life insurance and wellness support, including employee assistance programs.

Our Organizational Structure and Corporate History

We are a Bermuda-headquartered company, whose subsidiaries and syndicates underwrite insurance and reinsurance risks on a global basis through two reporting segments, International and Bermuda. Within the reporting segments, we operate three principal underwriting platforms: Hamilton Global Specialty, Hamilton Select and Hamilton Re. We closed our initial public offering on November 14, 2023 in which we sold 6,250,000 Class B common shares and 8,750,000 existing Class B common shares were sold by the Company's shareholders. An additional 1,500,000 existing Class B common shares were subsequently sold by the Company's shareholders pursuant to the exercise of the underwriters’ option.

International

Our London operations are comprised of HMA, a Lloyd’s managing agency, which manages our wholly aligned Syndicate 4000. Syndicate 4000 operates in the Lloyd’s market and underwrites property, casualty and specialty insurance and specialty reinsurance business on a subscription basis. Syndicate 3334, which was managed by HMA, was closed by way of a reinsurance to close into Syndicate 4000 at the end of December 31, 2021.

On August 20, 2019, Hamilton completed the acquisition of Pembroke Managing Agency that expanded our existing London operations and created our Irish footprint.

Prior to the acquisition, Hamilton Underwriting Limited ("HUL"), a former Lloyd’s managing agent, managed Lloyd’s Syndicate 3334. Following the acquisition, the acquired Lloyd’s managing agent was renamed HMA. In 2020, HUL was deregistered, Syndicate 3334 was placed into run-off, and all renewal business was written into the acquired Syndicate 4000. HMA is responsible for the management of the wholly-aligned Syndicate 4000 and a managed third-party syndicate.

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

Hamilton Global Specialty’s principal place of business is located at 8 Fenchurch Place, London EC3M 4AJ, United Kingdom and our telephone number is +44 (0) 20-3595-1111. HIDAC’s principal place of business is 2 Shelbourne Building, Crampton Avenue, Ballsbridge, Dublin 4, D04 W3V6, Ireland and our telephone number is +353 1 232 1900. Hamilton Select’s principal place of business is 5101 Cox Road, Suite 200, Glen Allen, VA 23060, United States and our telephone number is +1 (804) 905-9977.

Bermuda

Our Bermuda operations are led by Hamilton Re, a registered Class 4 insurer incorporated in Bermuda. Hamilton Re writes property, casualty, and specialty insurance and reinsurance business on a global basis. Hamilton Re has been able to secure and passport both certified reinsurer and reciprocal jurisdiction reinsurer status in various U.S. states, including our lead state of Delaware. Obtaining certified reinsurer status allows cedants the option to accept a reduced amount of collateral for reinsurers, while obtaining reciprocal jurisdiction reinsurer status allows cedants the option of eliminating reinsurance collateral requirements.

Hamilton Re US was formed pursuant to an arrangement between Hamilton Re and its Bermuda-incorporated affiliate, Hamilton ILS Holdings Limited ("Hamilton ILS"). The Company treats Hamilton Re US as a U.S. corporation for U.S. tax purposes and has filed an election for it to be treated as such with the U.S. Internal Revenue Service ("IRS"), and profits allocated to it are subject to applicable U.S. taxation. HMGA Americas is authorized to underwrite U.S. property, casualty and specialty reinsurance on behalf of Hamilton Re, solely in respect of Hamilton Re US.

ACML, an insurance agent incorporated and regulated in Bermuda, is authorized to underwrite on behalf of Ada Re, Ltd. ("Ada Re"). Ada Re is a non-consolidated special purpose insurer funded by investors and formed to provide fully collateralized reinsurance and retrocession to both the wholly owned operating platforms of Hamilton Re and third-party cedants.

Hamilton Re’s principal place of business is located at Wellesley House North, 1st Floor, 90 Pitts Bay Road, Pembroke HM 08 Bermuda and our telephone number is +1 (441) 405-5200.

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

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or financial goals or that otherwise could adversely affect our business, results of operations, financial condition and liquidity, that you should carefully consider. These risks are discussed more fully in “Risk Factors” below. These risks include the following:

•challenges from competitors, including those arising from industry consolidation and technological advancements;
•unpredictable catastrophic events, global climate change and/or emerging claim and coverage issues;
•our ability, or those of the third parties on which we rely, to ensure reserves are adequate to cover actual losses and to accurately evaluate underwriting risk, models, assessments and/or pricing of risks;
•our ability to defend our intellectual property rights, including our proprietary technology platforms, to comply with our obligations under our license and technology agreements or to license rights to technology or data on reasonable terms;
•the impact of risks associated with human error, fraud, model uncertainties, cybersecurity threats such as cyber-attacks and security breaches and our reliance on third-party IT systems that can fail or need replacement;
•our ability to secure necessary credit facilities, or additional types of credit, on favorable terms or at all;
•our limited financial and operating flexibility due to the covenants in our existing credit facilities;
•our exposure to the credit risk of the intermediaries on which we rely;
•our failure to pay claims in a timely manner or the need to sell investments under unfavorable conditions to meet liquidity requirements;
•downgrades, potential downgrades or other negative actions by rating agencies;
•our ability to manage risks associated with macroeconomic conditions resulting from geopolitical and global economic events, including current or anticipated military conflicts, public health crises, terrorism, sanctions, rising energy prices, inflation and interest rates and other global events;
•the cyclical nature of the insurance and reinsurance business, which may cause the pricing and terms for our products to decline;
•our results of operations potentially fluctuating significantly from period to period and not being indicative of our long-term prospects;
•our ability to execute our strategy and to modify our business and strategic plan without shareholder approval;
•our dependence on key executives, including the potential loss of Bermudian personnel, and our ability to attract qualified personnel, particularly in very competitive hiring conditions;
•foreign operational risk such as foreign currency risk and political risk;
•our ability to identify and execute opportunities for growth, to complete transactions as planned or realize the anticipated benefits of any acquisitions or other investments;
•our management of alternative reinsurance platforms on behalf of investors in entities managed by Hamilton Strategic Partnerships;
•our inability to control the allocations to, and/or the performance of, the TS Hamilton Fund investment portfolio and our limited ability to withdraw our capital accounts;
•the impact of risks from conflicts of interest among the Managing Member, Two Sigma and their respective affiliates affecting our business;
•the historical performance of Two Sigma not being indicative of the future results of the TS Hamilton Fund’s investment portfolio and/or of our future results;
•the impacts of risks associated with our investment strategy, including that such risks are greater than those faced by our competitors;
•our potentially becoming subject to U.S. federal income taxation, Bermuda taxation or other taxes as a result of a change of tax laws or otherwise;
•the potential characterization of us and/or any of our subsidiaries as a PFIC;

•our potentially becoming subject to U.S. withholding and information reporting requirements under FATCA provisions;
•our ability to compete effectively in a heavily regulated industry in light of new domestic or international laws and regulations, including accounting practices, and the impact of new interpretations of current laws and regulations;
•the suspension or revocation of our subsidiaries’ insurance licenses;
•significant legal, governmental or regulatory proceedings;
•our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us being restricted by law;
•challenges related to compliance with the applicable laws, rules and regulations related to being a public company, which is expensive and time consuming;
•the limited ability of investors to influence corporate matters due to our multiple class common share structure and the voting provisions of our Bye-laws;
•the risk that anti-takeover provisions in our Bye-laws could discourage, delay, or prevent a change in control, even if the change in control would be beneficial to our shareholders;
•the difficulties investors may face in protecting their interests and serving process or enforcing judgments against us in the United States; and
•our current strategy does not include paying cash dividends on our Class B common shares in the near term.

Risk Factors

Investing in Hamilton involves risk. In deciding whether to invest in Hamilton, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect Hamilton. These factors should be considered carefully together with the other information contained in this report, including our financial statements, and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination of risks could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity above and beyond a risk’s singular impact. The risk factors described below are not necessarily presented in order of importance. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. See “Special Note Regarding Forward-Looking Information.”

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

We expect competition to continue to increase over time. It is possible that new or alternative capital could cause reductions in prices of our products or reduce the duration or amplitude of attractive portions of market cycles. New entrants or existing competitors, which may include government-sponsored funds or other vehicles, may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. The tax policies of the countries where our customers operate, as well as government-sponsored or -backed insurance companies and catastrophe funds, may also affect the demand for insurance and reinsurance, sometimes significantly.

Along with increased competition, there has also been significant consolidation in the insurance and reinsurance industry over the last several years, including among our competitors, customers and brokers. These consolidated enterprises may try to use their enhanced market power or better capitalization to negotiate price reductions for our products and services or obtain a larger market share through increased line sizes. If competitive pressures decrease the prices for our products, we would generally expect to reduce our future underwriting activities, resulting in lower premium volume and profitability. Insurance and reinsurance intermediaries may also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products.

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

Modern innovation is also leading to increased competition, with traditional insurance companies and newer market participants increasingly focusing on the use of technological and digital advancements (including AI, digital platforms and data analytics) to optimize underwriting, claims processing, customer engagement and risk management. If our competitors adopt or develop technologies, including the application of AI in our industry, more effectively or efficiently than we do, they may be able to offer more competitive pricing, faster claims handling, and superior customer experiences, gaining significant market share at our expense. We will also need to continue to invest significant time and resources in new technologies and new ways to deliver our products and services in order to maintain a competitive position, which may divert management’s attention from other business concerns and lead to significant costs associated with such an investment. There is also no guarantee that such an investment will result in the anticipated cost savings, revenue growth, or any competitive advantages.

We also derive a significant portion of our business through a limited number of insurance and reinsurance intermediaries, such as managing general agents, general agents and reinsurance brokers. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer-term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or the loss of all or a substantial portion of the business provided by these brokers, could have a material adverse impact on our business, financial condition and results of operations.

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
•Court enforcement of new theories of liability;
•Changing jury sentiment;
•Deterioration or volatility in the financial markets, economic events, general economic conditions and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase; or
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.

In addition to the Company’s internal reserving process, an independent actuarial review is carried out semi-annually by a leading independent actuarial consulting firm in order to provide additional insight into the reserving process, specific industry trends and the overall level of the Company’s loss reserves. Management reviews the information provided in the independent actuarial review in determining its own best estimate of reserves.

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

Our most material natural catastrophe accumulation risks are from Atlantic Hurricanes and U.S Mainland Earthquakes. As at January 1, 2025, our modeled 100-Year Occurrence Exceedance Probability for Atlantic Hurricanes in Florida was $202.1 million and our modeled 250-Year Occurrence Exceedance Probability for U.S. Mainland Earthquakes in California was $277.8 million. Our biggest concentration of exposure to U.S. Mainland Earthquakes is in California, while our exposure to Atlantic Hurricanes is material in many regions, including Florida, other Gulf Coast states, as well as the Mid-Atlantic and Northeastern regions of the U.S. In terms of man-made catastrophe exposure, we have experienced losses related to the conflict between Russia and Ukraine and the ongoing conflict in the Middle East has the potential to continue to escalate into an event that could impact our cash flows and results of operations.

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

Aside from the specific risks around accumulating events for natural and non-natural perils discussed above, an inadequate assessment of underwriting risk could arise from an incorrect estimation of past and/or future inflationary trends, claims practices, or other factors, including social factors. We underwrite many lines of business across all underwriting platforms where the volume of relevant claims data is insufficient to accurately estimate the cost of future claims, and therefore underwriting and/or actuarial judgment is frequently applied. The risk of mispricing underwriting risk is heightened in many of our lines due to this limited data. For example, data is often limited in many of our insurance and reinsurance lines across all underwriting platforms where policies are protecting low frequency and high severity events. Another example is that the U.S. E&S business that we write often has more limited relevant data for pricing than in admitted insurance markets.

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

For natural catastrophe risk, similar to our peers, we use third-party vendor analytic and modeling capabilities, including global property catastrophe models from Verisk, and Risk Management Solutions Inc., or RMS, and our own proprietary models, including our catastrophe modeling and portfolio management platform, known as HARP to calculate expected PMLs from various natural catastrophe scenarios. The models are dependent upon many broad economic and scientific assumptions, with examples including storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follows a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all territories or perils (e.g., tsunami) in and for which we write business. Natural catastrophe modeling is inherently uncertain due to process risk (i.e., the probability and magnitude of the underlying event) and parameter risk (i.e., the probability of making inaccurate model assumptions).

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

Unanticipated developments in the law as well as changes in social conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts, such as those developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject.

For example, we believe our property results have been adversely impacted over recent periods by increasing primary claims-level fraud and abuses, as well as other forms of social inflation, and that these trends may continue, particularly in certain U.S. jurisdictions in which we focus, including California, Florida and Texas.

With respect to our casualty and specialty operations, these legal and social changes and their impact may not become apparent for some time after their occurrence. A recent example in the industry was losses arising out of a pandemic illness, which most insurers had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, we cannot be certain that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wording. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Furthermore, we expect that our exposure to this uncertainty may grow as our "long-tail" casualty reserves grow, because within some of these policies claims can be made for many years, making them more susceptible to these trends than our traditional property or catastrophe business, which is typically more "short-tail." While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

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

Operational risks and losses can result from many sources, including fraud, errors by employees or third-party service providers, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or failures with respect to our or our service providers’ information technology systems. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage.

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

Cybersecurity threats and incidents have increased in recent years in frequency, levels of persistence, sophistication and intensity, heightening our cyber-related risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems, our proprietary systems, and systems of our third-party service providers. We are also required to effect electronic transmissions with third parties, including brokers, clients, service providers and others with whom we do business, as well as with our Board. In addition, we collect, store and otherwise process personal information (including sensitive personal information) of our clients, employees and service providers. Despite implementing what we believe to be reasonable security measures, we cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our respective systems and the information stored on such systems will be effective or sufficiently rapid to avoid harm to our business.

Cybersecurity threats are evolving in nature and becoming increasingly difficult to detect. These threats come from various sources, including organized criminal groups, hackers, terrorists, nation states and their supporters. These threats include, among other things, computer viruses, worms, malware, ransomware, denial of service attacks, defective software, credential stuffing, social engineering, phishing attacks, human error, fraud, theft, malfeasance or improper access by employees or service providers, and other similar threats. Cyber-attacks, security breaches, and other similar incidents, including with respect to third-party systems that have access to or process our, our clients’ or our employees’ personal, proprietary and confidential information, could expose us to a risk of loss, disclosure or misuse of such information, litigation and enforcement action, potential liability and reputational harm. In addition, cybersecurity incidents, such as ransomware attacks, that impact the availability, integrity, confidentiality, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations and financial results. We may not anticipate, detect or adequately remediate all cyber-attacks, security breaches or other similar incidents in a timely manner. While management is not aware of any cyber-attack, security breach or other similar incident that has had a material effect on our operations, financial condition or reputation, there can be no assurances that such an incident that could have a material impact on us will not occur in the future.

In addition to the risks posed by traditional cybersecurity threats, the growing use of AI-based solutions introduces new vulnerabilities, such as adversarial attacks, data poisoning and manipulation of automated decision-making models. AI-based solutions are increasingly being used in the insurance industry, including by us, and we expect to use other systems and tools that incorporate AI-based technologies in the future. The use of AI by our employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, data protection or other applicable laws, or contractual requirements. The misuse of AI could also result in unauthorized access and use of personal data of our employees, customers or other third parties, thereby causing harm to our reputation, subjecting us to legal liability under laws that protect personal data and subject us to increasing costs, any of which could adversely affect our business, financial conditions and results of operations. See "–––The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase or create new operational risks" below.
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

Further, the cybersecurity, privacy and data protection regulatory environment is evolving, and it is likely that the costs of complying with new or developing regulatory requirements will increase. For example, we operate in a number of jurisdictions with strict cybersecurity, privacy, data protection and other related laws, regulations, rules and standards, which could be violated in the event of a significant cyber-attack, security breach or other similar incident affecting personal, proprietary or confidential information or in the event of noncompliance by our personnel with such obligations. For more information on risks related to the cybersecurity, privacy and data protection regulatory environment, see the section titled "––Risks Related to Regulation––Our business is subject to cybersecurity, privacy and data protection laws, regulations, rules, standards and contractual obligations in the jurisdictions in which we operate, which can increase the cost of doing business, compliance risks and potential liability."

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

The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks. Any such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm.

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

Although we have certain registered rights in connection with our brand, such as our domain name, www.hamiltongroup.com, we also have unregistered rights in certain trademarks and trade names and it may be harder for us to rely on any such unregistered rights to prevent third parties from copying or using our trademarks or trade names without our permission. If we lose the ability to use trademarks or trade names, whether due to a trademark claim, the failure to renew the applicable registration, or any other cause, we may be forced to market our services under a new name, which could diminish our brand or cause us to incur significant expenses to purchase rights to the name in question. We may also be unable to prevent third parties from acquiring and using names that are similar to ours or that otherwise decrease the value of our brand, and we have identified unaffiliated third parties operating in the insurance industry using names that are similar to our name. If potential future customers are unable to distinguish our products and services from those of other companies, or if we are otherwise unable to establish brand recognition, we may not be able to compete effectively and our business may be adversely affected.

While we take steps to protect our intellectual property, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation or other violation of our intellectual property, including by third parties who may use our intellectual property to develop products, services or technology that compete with ours. We also cannot guarantee that we have entered into confidentiality agreements with each party that may have or has had access to our trade secrets or proprietary technology or that we have executed adequate invention assignment agreements with all employees or third parties involved in the development of our intellectual property, including the proprietary technology used in certain parts of our business. In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights.

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

We license from third parties certain intellectual property, technology and data that are important to our business and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property, technology or data. If we fail to comply with any of our obligations under our license or technology agreements with third parties, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor (or other applicable counterparty) may cause us to lose valuable rights and could disrupt our operations and harm our reputation. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property against infringing third parties or if the licensed intellectual property rights are found to be invalid or unenforceable.

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

In recent years, there has been an increased focus from shareholders, business partners, cedants, regulators, politicians, and the public in general on environmental, social and governance, or ESG, matters, including greenhouse gas emissions, carbon footprint and climate-related risks, renewable energy, fossil fuels, diversity, equity and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Although attention is being directed towards publicly-traded companies regarding sustainability matters, the trend in this respect is somewhat uncertain. Consequently, a failure, or perceived failure, to respond to investor or customer expectations related to sustainability concerns, including negative perceptions regarding the scope or sufficiency and transparency of our sustainability approach and reporting on sustainability matters, could cause harm to our business and reputation. For example, our insureds and investment portfolio include a wide variety of industries, including potentially controversial industries. Damage to our reputation as a result of our provision of policies to certain insureds or investments relating to certain industries could result in decreased demand for our insurance products and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and brand strength. Additionally, while we strive to manage our invested capital in a manner consistent with publicly-established sustainability guidelines, we may not meet certain shareholders’ criteria for such investments or the performance of such investments may be adversely impacted by laws (including certain U.S. state laws) that limit or discourage government-affiliated asset managers from ESG-driven investments or differ from what it may have been if not managed in a manner consistent with sustainability guidelines.

Conversely, our focus on climate-related initiatives and sustainability strategies may divert significant resources and management attention from other core business activities, potentially impacting our financial performance and competitiveness and growth. Excessive prioritization of climate goals could lead to increased capital expenditures, higher operational costs, or investment in unproven technologies. Additionally, a rigid alignment with climate policies may reduce our flexibility to respond to other market demands or regulatory shifts, creating strategic imbalances. If customer preferences, investor priorities, or regulatory frameworks evolve in ways that diminish the perceived importance of our climate efforts, or if expected benefits from sustainability investments do not materialize, our business, reputation, and profitability could be adversely affected.

We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may not collect all amounts due from our reinsurers under our existing reinsurance arrangements.

As part of our risk management, we are reliant on the purchase of reinsurance for our own account from third parties, including retrocession coverage (i.e., the reinsurance of reinsurance). However, the availability and cost of reinsurance is subject to market conditions beyond our control. As a result, we may not be able or willing to obtain sufficient reinsurance and are subject to the risk that the coverage provided by our reinsurance arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.

Purchasing reinsurance does not relieve us of our underlying obligations to policyholders or ceding companies, so any inability to collect amounts due from reinsurers could adversely affect our financial condition and results of operations. We face the risk of not collecting amounts due from reinsurers if they choose to withhold payment due to disputes or other factors beyond our control. Additionally, reinsurers may become unable to pay amounts owed to us if their financial condition deteriorates. While we regularly review the financial condition of our reinsurers and currently believe their condition is strong, it is possible that one or more of our reinsurers could be adversely affected by future significant losses or economic events, causing them to be unable or unwilling to fulfill their obligations to us.

Our results of operations may fluctuate significantly from period to period and may not be indicative of our long-term prospects.

Our results of operations may fluctuate significantly from period to period. These fluctuations result from a variety of factors, including the fluctuations of the reinsurance and insurance market in response to supply and demand changes, the volume and mix of reinsurance and insurance products that we write, loss experience on our reinsurance and insurance liabilities, the performance of our investment portfolio and our ability to assess and implement our risk management strategy effectively. In particular, we seek to underwrite products and make investments to achieve long-term results. In addition, our premiums are prone to significant volatility due to various factors, including the timing of contract inception, as well as our differentiated strategy and capabilities which position us to pursue potentially non-recurring bespoke or large solutions for clients. In addition, after a large catastrophic event or circumstance, we may record significant amounts of reinstatement premium, which can cause quarterly, non-recurring fluctuations in both our written and earned premiums. Any of the foregoing may increase the volatility of our short-term, financial results relative to our long-term prospects.

The insurance and reinsurance business is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums.

The insurance and reinsurance industry has historically been cyclical by product and market. We cannot assure investors that premium rates will not decrease in future, and if demand for our products falls or the supply of competing capacity rises, our prospects for potential growth may be adversely affected. In particular, we might lose existing customers or suffer a decline in business during shifting market cycles, which we might not regain when industry conditions improve.

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
In recent years, we have experienced an increase in loss costs as a result of relatively high inflation in several locations in which we have exposure. We have seen high inflation in many components of our claims payments, across all lines. While we frequently analyze these trends based on the most relevant data available to us and adjust pricing, reserving and business assumptions accordingly, there is a risk that our inflation assumptions and forecasts prove to be insufficient, or that the impact of those inflation drivers upon our future claim payments is inconsistent with our assumptions, and this risk could negatively impact our future earnings.

Risks Related to Liquidity, Capital and Credit

Our external financial strength credit ratings could be downgraded.

Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based upon criteria established by the rating agencies. Maintaining a strong credit rating with a reputable rating agency is critical to our business as these ratings are often a key factor in the decision by an insured or a broker/intermediary whether to place business with a particular insurance or reinsurance provider. We consider A.M. Best to be the key rating agency for the insurance and reinsurance industries and an “A-” (Excellent) financial strength rating from A.M. Best has been the minimum rating required for access to key parts of Hamilton Group’s target market in recent years. Hamilton Re holds an "A" (Excellent) rating with a "Stable" outlook from A.M. Best, as upgraded on April 30, 2024, an "A" rating from KBRA with a "Stable" outlook, affirmed on July 23, 2024, and an "A-" (Strong) rating from Fitch with a "Stable" outlook, published on July 2, 2024. HIDAC holds an "A" (Excellent) rating with a "Stable" outlook from A.M. Best, as upgraded on April 30, 2024, and an "A-" (Strong) rating from Fitch with a "Stable" outlook, assigned on February 7, 2025. Hamilton Select holds an "A-" (Excellent) rating with a "Stable" outlook from A.M. Best, affirmed on March 14, 2024.

Any downgrades of our credit ratings, including related to changes in rating agency methodologies, could adversely affect our ability to sell products and services, make it more difficult for us to enter into new reinsurance contracts or obtain reinsurance on reasonable terms or otherwise execute our business plan. As a result, any such downgrade could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred indebtedness and may incur additional indebtedness in the future. Our indebtedness primarily consists of letters of credit and a revolving credit facility. The agreements governing our indebtedness contain covenants that limit our ability and the ability of some of our subsidiaries to make particular types of investments or other restricted payments, sell or place a lien on our or their respective assets, merge or consolidate. Some of these agreements also require us or our subsidiaries to maintain specific financial ratios or contain cross-defaults to our other indebtedness. Under certain circumstances, if we or our subsidiaries fail to comply with these covenants or meet these financial ratios, the lenders could declare a default and demand immediate repayment of all amounts owed to them or, where applicable, cancel their commitments to lend or issue letters of credit or, where the reimbursement obligations are unsecured, require us to pledge collateral or, where the reimbursement obligations are secured, require us to pledge additional or a different type of collateral.

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

Our business may be adversely affected if we fail to pay claims in an accurate and timely manner.

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

Risks Related to Our Strategy

We may not be able to execute our strategy as planned or at all. In addition, we may from time to time modify our business and strategic plan without shareholder approval and these changes could adversely affect us and our financial condition.

There can be no guarantee that we will be successful in accomplishing the tasks necessary to execute our proposed strategy, or that we will be able to execute the strategy within the time frame or in the manner outlined. If we are unable to execute our strategy, our business, financial condition and results of operations could be materially and adversely affected.

In addition, our management has the authority to change our business and strategic plan, including our underwriting guidelines, without any notice to our shareholders and without shareholder approval. As a result, we may make significant changes to our operations which could result in our pursuing a strategy or implementing a business initiative that may be materially different from our current approach. The risks associated with such changes, including risks related to developing or enhancing our operations, controls and other infrastructure may not have an impact on our publicly reported results until many years after implementation. Our failure to effectively carry out any such changes to our business plans may have an adverse effect on our long-term results of operations and financial condition.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed-term employment agreements with many of our key employees or key person life insurance and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Additionally, we may face increased costs if, as a result of the competitive market and inflationary pressures, we must offer and pay a greater level of remuneration to attract or replace certain critical employees or hire contractors to fill highly skilled roles while vacant. Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

Our ability to execute our business strategy is also dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees in that jurisdiction for the roles that need to be resident in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates, naturalized British overseas territory citizens or persons who are exempted pursuant to the Incentives for Job Makers Act 2011, as amended) may not engage in any gainful occupation in Bermuda without a valid government work permit. Some members of our senior management are working in Bermuda under work permits that will expire over the next several years. The Bermuda government could refuse to extend these work permits, and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers or key contributors were not permitted to remain in Bermuda, or if we experienced delays or failures in obtaining permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected.

In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.

In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions and obtain financing on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that the marketplace does not accept our products or services, or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations.

We have significant foreign insurance and reinsurance that exposes us to certain additional risks, including foreign currency risks and political risks.

Through our multinational insurance and reinsurance exposures, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the British pound sterling, the Euro, the Japanese yen and the Canadian Dollar. As a result, a portion of our assets, liabilities, revenues and expenses are denominated in currencies other than our functional currency, the U.S. Dollar, and are therefore subject to foreign currency risks. Significant changes in foreign exchange rates may adversely affect our results of operations and financial condition. Our foreign exposures are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our exposures to these foreign risks could fluctuate.

We are exposed to risks in connection with our management of alternative reinsurance platforms on behalf of investors in entities managed by Hamilton Strategic Partnerships.

Certain of our subsidiaries that are engaged in the management of alternative reinsurance platforms as part of our Hamilton Strategic Partnerships division may owe certain legal duties and obligations to third-party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of those structures. Although we continually monitor our policies and procedures to ensure compliance, a faulty judgment, simple error or mistake or other failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and significantly harm our business and results of operations.

In addition, our third-party capital investors provide significant capital investment in respect of these entities and the loss or alteration of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third-party capital for our existing managed entities or for potential new managed entities and therefore we may forgo existing and/or potential attractive fee income and other income-generating opportunities. Furthermore, we may decide to return to our investors all or a portion of the third-party capital held by these entities as collateral prior to the maturity specified in the terms of the particular underlying transactional documents. As return of capital to our investors is final, if we release collateral early we may not have sufficient collateral to pay any future claims associated with such losses in the event losses are significantly larger than we anticipated.

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

Separately, the occurrence of large claims may force us to liquidate securities or other investments at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base and thereby affect our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings.

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

As discussed further below, we are contractually required to maintain an investment in the TS Hamilton Fund pursuant to the Commitment Agreement, which represents a material portion of our investment portfolio, and which Commitment Agreement remains in effect in accordance with its terms even if the TS Hamilton Fund incurs substantial losses or otherwise does not meet our investment objectives.

We maintain a fixed income portfolio which could be impacted by interest rate and credit risk.

We maintain a portfolio of more traditional investment assets, primarily composed of investment-grade fixed income securities, that are managed by third-party professionals other than Two Sigma through its management of the TS Hamilton Fund. The fair market value of our fixed maturities and short-term investments trading portfolio at December 31, 2024 was $2.4 billion.

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

As discussed above, we maintain a significant investment in the TS Hamilton Fund, which is an investment fund managed by Two Sigma. Specifically, under the Commitment Agreement, Hamilton Re is required to maintain an investment in the TS Hamilton Fund in an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Insurance Group’s net tangible assets (such lesser amount, the “Minimum Commitment Amount”) for the Initial Term and each Commitment Period thereafter, unless a notice of non-renewal is provided in accordance with the Commitment Agreement.

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

The Managing Member is subject to the same Commitment Period, and has exclusive control over the management, operations and policies of the TS Hamilton Fund under the TS Hamilton Fund Limited Liability Company Agreement, dated July 1, 2023, as amended from time to time (the “LLCA”), including the authority to undertake on behalf of the TS Hamilton Fund all actions that, in its sole judgment, are necessary or desirable to carry out its duties and responsibilities.

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

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Management fees	$46,910	$45,184	$53,103

Incentive fees	132,492	21,546	68,409
Additional incentive fees	80,194	—	—
Total incentive fees	212,686	21,546	68,409

Total	$259,596	$66,730	$121,152

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

In recent years there have been a variety of management and governance challenges at Two Sigma and its related entities. In particular, the management committee of Two Sigma and its related entities has been unable to reach agreement on a number of topics including defining top executives’ roles and responsibilities, internal team organization, corporate governance, and succession planning. In an effort to resolve these challenges, both David M. Siegel and John A. Overdeck stepped down as co-chief executive officers of Two Sigma, but continue to serve as Co-Chairmen. There is no assurance that this change will solve these challenges, specifically in light of the fact that both Two Sigma Key Persons continue to serve as Co-Chairmen. These disagreements could continue to affect Two Sigma’s ability to retain or attract employees (including very senior employees) and could continue to impact the ability of employees to fully implement key research, engineering, or corporate business initiatives. If such disagreement were to continue, Two Sigma’s ability to achieve the TS Hamilton Fund mandate could be impacted over time.

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

Should the TS Hamilton Fund be terminated by the Managing Member, all assets will be liquidated in accordance with the terms set out in the LLCA and we will no longer receive returns in connection with this investment. If the TS Hamilton Fund is terminated, there can be no assurance that we will be able to replace Two Sigma as our investment manager or achieve investment results comparable or better than those achieved by the TS Hamilton Fund. See also “—We do not have control over the TS Hamilton Fund” above.

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

Changes in U.S. federal income or other tax laws or the interpretation of tax laws could adversely impact the Company’s tax liability.

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

Dividends from the Company, if any, may not satisfy the requirements for “qualified dividend income,” and therefore may not be eligible for the reduced rates of U.S. federal income tax applicable to such income.

Non-corporate U.S. Holders, including individuals, generally will be subject to U.S. federal income taxation at a current maximum rate of 37% (not including the Medicare contribution tax) upon their receipt of dividend income from the Company, if any, unless such dividends constitute “qualified dividend income” or QDI (as defined in the Code). QDI received by non-corporate U.S. Holders meeting certain holding requirements from domestic corporations or “qualified foreign corporations” is subject to tax at long-term capital gains rates (up to a maximum of 20%, not including the Medicare contribution tax). Any dividends paid by the Company generally may constitute QDI if (i) the Class B common shares are readily tradeable on an established securities market in the United States, and (ii) the Company is not treated as a PFIC for the taxable year such dividends are paid and the preceding taxable year. Under current U.S. Treasury Department guidance, the Class B common shares would be treated as readily tradeable on an established securities market if they are listed on the NYSE, as the Class B common shares are. However, there can be no assurance that our Class B common shares will continue to be listed on the NYSE or that the Company will not be treated as a PFIC for any taxable year. Investors are advised to consult their own tax advisors with respect to the application of these rules.

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

Assuming that the Company acts solely as a group holding company and is not engaged in any insurance or reinsurance, or other, trade, it is not expected to be treated as carrying on a trade in the United Kingdom through a permanent establishment. The directors of the Company intend that it should operate its business in such a way that it is not centrally managed and controlled in the United Kingdom.

In relation to other non-U.K. incorporated subsidiaries of the Hamilton Group, their directors intend to operate their respective businesses in such a manner that they (i) are not centrally managed and controlled in the United Kingdom and (ii) do not carry on a trade through a permanent establishment in the U.K. (with the exception of HIDAC), which has a U.K. branch and pays U.K. corporation tax on its U.K. profits).

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

Provided there are no material changes in circumstances which impact a DPT charge during 2025, the Company will not notify HMRC of a potential liability to DPT for the current year.

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

Risks Relating to Taxation––Bermuda Tax Risks

We may become subject to additional tax compliance in Bermuda and other countries should Bermuda be reinstated on the EU’s list of non-cooperative jurisdictions for tax purposes.

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

Bermuda taxation applicable to the Company.

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

Risks Relating to Taxation – OECD BEPS Pillar 2

The application of the OECD BEPS Pillar 2 framework could adversely impact the Company’s tax liability.

On July 11, 2023, the U.K. passed legislation conforming to the OECD BEPS Pillar 2 framework which is effective for U.K. domiciled entities beginning on January 1, 2024. The legislation generally requires that U.K. domiciled entities pay a top-up tax for subsidiary companies in non-U.K. jurisdictions whose effective tax rate is less than 15%, Income Inclusion Rule (“IIR”) and a top-up tax for UK domiciled entities whose effective rate is less than 15%, Qualified Domestic Top-up Tax (“QDMTT”). On December 18, 2023, Ireland passed similar conforming legislation, effective January 1, 2024, which is substantially similar to the U.K. legislation. The Irish legislation also included a provision, effective January 1, 2025, that generally requires a top-up tax be paid by Irish entities on related non-Irish entities of a consolidated group that are not already subject to a top-up tax pursuant to the IIR and QDMTT, and have not achieved a minimum tax rate of 15%, Under Tax Payment Rule (“UTPR”). The law includes a provision that exempts consolidated groups from the UTPR until January 1, 2030 so long as they operate in six or less jurisdictions and have less than EUR 50 million in tangible assets. The U.K. passed legislation during 2024, effective January 1, 2025. The effect of the UTPR to Hamilton Group could be to require the Group’s Irish and U.K. entities to pay a top-up tax to Ireland and/or the U.K., respectively, pursuant to an allocation formula prescribed in the applicable legislation unless the Group is eligible for the respective exemption under that jurisdiction's legislation. The exemption is similar to the exemption allowed in Bermuda and accordingly, Hamilton Group intends to meet the exemption requirements for the entirety of the five years and be exempt from applying the UTPR to its Bermuda entities until January 1, 2030. However, no assurance can be made that the Company will meet the requirement in all applicable jurisdictions in future years and could become subject to the UTPR if it does not achieve a 15% effective tax rate, inclusive of any corporate income taxes paid to Bermuda. The Bermuda corporate income tax is expected to limit Hamilton Group’s exposure to UTPR. On January 15th, 2025, the OECD issued additional guidance relating to the calculation of tax liabilities pursuant to the UTPR. Specifically, it provides that the reductions of tax due to the economic transition adjustment (“ETA”) allowed under Bermuda tax law will be limited for calculating the UTPR. The ETA is a provision in the Bermuda law which was intended to provide a fair and equitable transition into the tax regime. As prescribed in the Bermuda law, a fair value calculation of Hamilton Group’s Bermuda assets and liabilities (including certain intangible assets not included in the GAAP balance sheet) was conducted as of September 30, 2023 and to the extent the fair value exceeded the book value, a deferred tax asset (“DTA”) was booked on the Bermuda balance sheet. The DTA is expected to reduce Hamilton Group’s Bermuda tax liability in future years when it becomes subject to the Bermuda Corporate Income Tax regime. The OECD guidance provides that taxable income used to calculate UTPR top-up tax shall only allow for 20% of the total DTA recorded as part of the ETA adjustment and may only recognize this over a two-year period (2025 and 2026). When Hamilton Group becomes subject to the UTPR on its Bermuda earnings, it is possible that it will incur a top-up tax liability if the Bermuda constituent entities do not achieve a 15% minimum effective tax rate.

Risks Related to Regulation

The regulatory framework under which we operate, and potential changes thereto could have a material adverse effect on our business.

Our activities are subject to extensive regulation under the laws and regulations of the United States, the United Kingdom, Ireland and Bermuda, and the other jurisdictions in which we operate. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends, distributions and reductions of capital in certain circumstances. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

Although we devote a significant amount of time to ensure compliance with various regulatory requirements, there remains uncertainty as to the impact that certain regulations and legislation could have on us. Such impacts could constrain our ability to move capital between subsidiaries or require additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact our profitability. In addition, while we currently have excess capital and surplus under applicable capital adequacy requirements, future changes in such requirements or similar regulations may have a material adverse effect on our business, financial condition or results of operations.

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

In addition to the foregoing, our reinsurance and insurance operating subsidiaries may face challenges in maintaining necessary licenses and permits in existing and new territories, potentially at significant costs. We are also subject to a wide variety of laws and regulations, such as insurance and financial industry regulations, economic and trade sanctions, money laundering regulations, and anti-corruption laws, which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions or proceedings.

Despite having compliance frameworks in place, full adherence to all laws and regulations cannot be guaranteed and our failure to comply could result in investigations, sanctions, fines, license loss, reputational damage, and other sanctions. Changes in laws or regulatory interpretations could require substantial compliance costs, impacting our operations. Jurisdictions also have the discretion to interpret, amend, grant, renew, or revoke necessary licenses and approvals, potentially affecting our business activities. Furthermore, it is possible that individual jurisdiction or cross-border regulatory developments could adversely differentiate Bermuda, the jurisdiction in which we are subject to group supervision, or could exclude Bermuda-based companies from benefits such as market access, mutual recognition or reciprocal rights made available to other jurisdictions, which could adversely impact us. Any such development could significantly and negatively affect our operations.

Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and non-U.S. jurisdictions where we operate, including Bermuda, the U.K., Ireland and the EU. U.S. laws and regulations that may be applicable to us, including economic trade sanctions, laws and regulations administered by the Office of Foreign Assets Control, or OFAC, as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ to some degree from those of the United States and these differences may additionally expose us to sanctions violations. These laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories.

In addition, we are subject to the Foreign Corrupt Practices Act of 1977 and other anti-bribery laws such as the Irish Criminal Justice (Corruption Offences) Act, the Bermuda Bribery Act and the U.K. Bribery Act, that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. It is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and reputation could adversely affect our financial condition and results of operations.

Our business is subject to cybersecurity, privacy and data protection laws, rules and regulations in the jurisdictions in which we operate, which can increase the cost of doing business, compliance risks and potential liability.

We are subject to complex and evolving cybersecurity, privacy and data protection laws, rules and regulations (“Privacy and Information Security Laws”) across multiple jurisdictions. The variety of applicable Privacy and Information Security Laws exposes us to heightened regulatory scrutiny and requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs.

Our compliance efforts are further complicated by the fact that Privacy and Information Security Laws around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Just within the United States, there are numerous federal, state and local cybersecurity, privacy and data protection laws, regulations and rules governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state cybersecurity, privacy and data protection laws, data breach notification laws, and data disposal laws. Similar laws and regulations have been passed in other jurisdictions in which we operate, such as Bermuda and the EU. The rapidly evolving and often conflicting Privacy and Information Security Laws create compliance challenges which could lead to increased regulatory scrutiny, litigation, requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources.

Any failure or perceived failure to comply with our privacy policies, or applicable cybersecurity, privacy and data protection laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may lead to significant fines, judgments, awards, penalties, sanctions, reputational harm, increased regulatory scrutiny, litigation, requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, governmental investigations, enforcement actions, or other liability. Any of the foregoing could distract our management and technical personnel, increase our costs of doing business, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

New laws and regulations may affect our ability to compete effectively.

We are subject to extensive and evolving regulations in all the markets in which we operate. Changes in laws and regulations, including, but not limited to, those relating to solvency standards, capital requirements, data privacy and cybersecurity and climate-related disclosures could materially affect our business, financial condition, and results of operations. The adoption of new laws or amendments to existing regulations may increase compliance costs, limit our ability to introduce new products, restrict underwriting or pricing practices, or require modifications to our existing policies and systems. Additionally, inconsistent regulatory approaches across jurisdictions may create operational complexity and increase the risk of non-compliance. If we fail to comply with new or amended laws, we could face fines, penalties, reputational harm, or other adverse effects that could significantly impact our business performance.

In particular, as the insurance industry is experiencing an increased reliance on the use of AI technologies, specifically in the areas of underwriting, claims processing, and customer service, there have been increases in regulatory scrutiny on such techniques. As a result, regulatory authorities at both domestic and international levels may seek to impose stricter requirements on transparency, explainability, and non-discriminatory decision-making. Certain state and federal lawmakers, insurance regulators, and advisory groups are developing, or have developed, regulations or guidance applicable to insurance companies that use artificial intelligence, “big data” techniques, machine learning and predictive models in their operations. Compliance with such laws, the EU’s proposed AI Act or other potential U.S. federal and state regulations could necessitate changes in our models, increase operational costs, or limit the deployment of certain automated processes. Failure to adequately address these regulations could also result in enforcement actions, fines, reputational harm, and adverse impacts on our financial condition and business operations.

In addition, as we are incorporated in Bermuda and have certain operating companies which are domiciled in Bermuda any changes in Bermuda law and regulation may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there.

Our failure to adequately address any of these regulations could result in enforcement actions, fines, reputational harm, and adverse impacts on our financial condition and business operations. It is difficult to predict the impact laws and regulations adopted in certain jurisdictions may have on the financial markets generally or our business and it is possible such laws and regulations may significantly alter our business practices. See “Business—Regulation" above.

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

We may be subject to significant legal, governmental or regulatory proceedings.

In the normal course of our business, we are subject to regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various jurisdictions. Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of us and our subsidiaries and in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance company subsidiaries. Such investigations, inquiries or examinations may develop into administrative, civil or criminal proceedings or enforcement actions, including class-actions, in which remedies could include fines, penalties, restitution, remedial actions, enhanced supervision or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage. For a discussion of certain legal proceedings, see Note 15, Commitments and Contingencies to the audited consolidated financial statements.

We are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law.

Hamilton Group is an insurance holding company with no business operations of its own and is a legal entity separate from our subsidiaries. Therefore our ability to pay corporate operating expenses, to make interest and principal payments due on outstanding debt and other obligations, to pay taxes and to make other investments is largely dependent on dividends, other distributions, and other permitted payments from our subsidiaries, Hamilton Re, Hamilton UK Holdings Limited and Hamilton UK Holdings II Limited (collectively with HMA, “Hamilton U.K.”), HIDAC and Hamilton Select. The payment of dividends, other distributions or other permitted payments by these subsidiaries is subject to local corporate and regulatory restrictions. Each of Hamilton Re, Hamilton U.K., HIDAC, and Hamilton Select must comply with their respective Bermuda, U.K., Ireland, and Delaware regulations, which require maintaining specific levels of capital and surplus. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business.

The insurance regulators have broad powers to prevent the reduction of capital and surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt provisions more restrictive than those currently in effect. The inability of Hamilton Group to receive such dividends, distributions or other payments from our subsidiaries due to regulatory or other reasons, could have a material adverse effect on our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations.

Risks Related to our Status as a Public Company and Ownership of Our Class B Common Share

Fulfilling our obligations incident to being a public company is expensive and time consuming.

As a public company, we are subject to the reporting, accounting and corporate governance requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE which impose certain compliance requirements, costs and obligations upon us. The expenses associated with being a public company include those related to auditing, accounting and legal fees, investor relations, directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. For example, the Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the NYSE requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our Class B common shares.

These reporting, accounting and corporate governance rules and regulations have increased our legal and financial compliance costs and have increased the time our employees spend such tasks. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action, and potentially civil litigation. Any such action could harm our reputation and the confidence of investors in, and clients of, our Company and could negatively affect our business and cause the price of our Class B common shares to decline.

There are provisions in our Bye-laws that may reduce the voting rights of the Class B common shares.

Our Bye-laws generally provide that the Class A and Class B shareholders have one vote per common share held by them and are entitled to vote together as a single class on all matters on which shareholders are entitled to vote generally, except as otherwise required by law or by our Bye-laws to vote as separate classes. For example, only holders of our Class B common shares may vote for the election or removal of directors, other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws. Our Bye-laws provide a mechanism under which we shall, before a vote of the shareholders on any matter, in certain circumstances reallocate a proportion of the voting rights held by or attributed to certain shareholders among other shareholders so as to ensure that those certain shareholders and their affiliates are not deemed to own shares possessing voting power comprising more than 9.5% of the total combined voting power conferred by the common shares (or, in the case of holders of our Class B common shares when voting as a class (for example, in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws), such voting power may be reduced to a maximum of 14.92% of the total combined voting power, calculated by multiplying (a) 9.5% and (b) the quotient reached by dividing (x) the total number of directors by (y) the number of directors elected by holders of Class B common shares, to avoid certain adverse tax, legal or regulatory consequences (each, “a share voting limitation violation”). Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per common share that they own. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct Class B common share ownership. We are not obligated to provide notice to a shareholder of any adjustment to its voting power that results (or may result) from the application of the voting cutback.

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

Each Class A common share and Class B common share is generally entitled to one vote per share as outlined above, while our Class C common shares have no voting rights, except as otherwise required by law. Our Class C common shares will automatically convert into shares of our Class B common shares, on a share-for-share basis, upon future transfers (unless transferred to a permitted transferee as provided in our Bye-laws). In addition, our Bye-laws provide that, upon request from a holder of Class C common shares to the Company and upon approval of such request by our Board of Directors, such Class C common shares shall be redesignated as Class B common shares. If holders of our non-voting Class C common shares effectuate transfers that result in conversion of Class C common shares to Class B common shares or if Class C common shares are redesignated as Class B common shares upon request from a holder of Class C common shares and approved by our Board of Directors, this will have the effect of decreasing the voting power of the holders of our Class B common shares, which may limit the ability of holders of Class B common shares to influence corporate matters.

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

These provisions in our Bye-laws may discourage takeover offers which would be considered favorable and that could in turn adversely affect the value of the Class B common shares. Even in the absence of a takeover attempt, these provisions may adversely affect the value of the Class B common shares if they are viewed as discouraging takeover attempts in the future.

Investors may have difficulties in serving process or enforcing judgments against us in the United States.

We are incorporated under the laws of Bermuda and a substantial portion of our assets are located outside the United States. As a result, it may not be possible to enforce court judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities law. For enforcement of any judgment against the Company or its directors or officers, or for the settlement of any dispute, it may be necessary to institute legal proceedings outside the United States, and no assurances can be given that any such proceedings can be initiated. No claim may be brought in Bermuda against the Company or its directors and officers in the first instance for violation of U.S. federal securities laws. If such proceedings are initiated, there may be doubt as to the enforceability in non-U.S. jurisdictions, either in original actions or for enforcement of judgments of U.S. courts, for liabilities predicated upon U.S. federal securities laws.

Because we have no current plans to pay cash dividends on our Class B common shares for the foreseeable future, investors may not receive any return on investment unless they sell their Class B common shares for a price greater than that which they paid for such shares.

We have not declared or paid any cash dividends on our Class B common shares, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among others, our results of operations, financial condition, cash requirements, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant, including, but not limited to, applicable law. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, the only way for investors to receive a return on an investment in our Class B common shares is to sell their shares for a price greater than that which they paid for such shares, which may never occur. Investors seeking immediate cash dividends should not purchase our Class B common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Managing risk related to cybersecurity is a top priority for Hamilton, and we concentrate on assessing, identifying, and managing material risks associated with “cybersecurity threats,” as such term is defined in Item 106(a) of Regulation S-K. Both our management and Board of Directors recognize the importance of developing, implementing and maintaining appropriate cybersecurity measures and, as described below, are actively involved in cybersecurity and overall enterprise risk management.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program that is an important part of, and integrated into, our enterprise risk management function. The program is designed to assess, identify, manage and protect our information systems and data from unauthorized access, use, disclosure, disruption, modification or destruction. Identifying, assessing, and managing cybersecurity risk shares common methodologies, reporting channels and governance processes that apply across our risk management process, including other legal, compliance, strategic, operational and financial risk areas.

We have implemented and maintain several safeguards and processes designed to identify cybersecurity risks and protect our information systems from cybersecurity threats. For example, we have implemented internal IT general controls such as data encryption, monitoring, data storage, identity / authentication controls and anti-malware and anti-virus solutions. We also routinely conduct internal IT audits around our cybersecurity posture as well as scenario-based cybersecurity risk assessments to ensure the right controls are in place to address identified risks. To protect against, detect, and respond to cybersecurity incidents, we, among other things, require our employees to undergo annual cybersecurity awareness training, monitor emerging laws and regulations related to data protection and information security and utilize a variety of multilayered technical tools to conduct proactive privacy and cybersecurity vulnerability assessments of our systems and applications, including scanning for and resolving open tickets. Additionally, to stay current on cybersecurity matters affecting the insurance industry and the marketplace in general, our Chief Information Security Officer & Global Head of IT Operations ("CISO") is an active member of the ISC2 organization and regularly participates in cybersecurity-focused conferences and forums, including serving on the Chief Information Security Officers Committee of Lloyd’s Market Association.

Senior management, including our Chief Technology Officer & Chief Data Officer ("CTO") and our CISO, in coordination with our legal and compliance teams, are responsible for implementing our cybersecurity risk management program, as well as being involved in all aspects of incident response and breach management processes. These processes involve six stages: 1) detection, 2) analysis, 3) containment, 4) eradication, 5) recovery, and 6) notification. Security events and data incidents are evaluated for severity and impact on our operations, business, and data, and our response is prioritized accordingly. Our security team collaborates with stakeholders across the Company and forms strategies for addressing identified issues. This involves regularly testing, as part of our business continuity and disaster recovery strategies, our ability to restore our systems if they are impacted by a cybersecurity event or incident. In addition, as part of the foregoing processes, we annually engage third-party advisors to perform penetration tests against our infrastructure.

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

As discussed above, we maintain an incident response plan to address cybersecurity incidents, which identifies key stakeholders, defines escalation processes and sets the thresholds above which our cybersecurity, legal and crisis management teams will inform senior management as well as our Board of Directors of a cybersecurity incident. For cybersecurity incidents below these crisis thresholds, we maintain subordinate incident response plans and standard operating procedures used by our security incident response team. Although we identify and respond to small security events and risks as a normal part of our cybersecurity risk management processes, to date, we are not aware of any direct or third-party cybersecurity incidents or otherwise identified any ongoing or previous risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect Hamilton, including its business strategy, results of operations, or financial condition.

While there have been no material cybersecurity incidents that have affected Hamilton for the period covered by this annual report, there can be no guarantee that (i) our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective or (ii) that there will not be incidents in the future or that they will not materially affect us, including our strategy, results of operations, or financial condition. For a further discussion of the risks associated with cybersecurity threats see "Risk Factors—Risks Related to Our Business and Industry—We are subject to cybersecurity risks, including cyber-attacks, security breaches and other similar incidents with respect to our and our service providers’ information technology systems, which could result in regulatory scrutiny, legal liability or reputational harm, and we may incur increasing costs to minimize those risks” and "Risk Factors—Risks Related to Regulation—Our business is subject to cybersecurity, privacy and data protection laws, rules and regulations in the jurisdictions in which we operate, which can increase the cost of doing business, compliance risks and potential liability."

Cybersecurity Board Oversight and Governance

Cybersecurity is important to our Board of Directors and management. On a quarterly basis, our CISO reports on cybersecurity matters to a risk committee comprised of a cross-functional management team (“Risk Committee”). He has reported on, among other things, cybersecurity risks and incidents, a business continuity and disaster recovery exercise, completed and ongoing cyber audits, security metrics and key performance indicators, penetration testing results and remediation progress, the status of Hamilton’s data governance program, and cyber insurance coverage. The Risk Committee escalates important issues identified in these reports to our Audit Committee, to which our full Board of Directors, while having ultimate responsibility for risk management oversight generally, has delegated primary oversight of cybersecurity risks. In addition to quarterly reports to the Risk Committee, senior management, including our CTO and CISO, are responsible for directly reporting to the Audit Committee on cybersecurity matters. This includes reporting, on a quarterly basis and as significant matters arise, about existing and new cybersecurity risks, how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. The Audit Committee convenes prior to each quarterly Board meeting to discuss cybersecurity risks and other information security matters. The Audit Committee also periodically reviews our processes and policies for managing material risks from cybersecurity threats. Any material risks, cybersecurity incidents or other matters are subsequently discussed with the full Board at the Board meeting.

The members of senior management involved in managing our material risks from cybersecurity threats have extensive cybersecurity and IT experience. For example, prior to joining Hamilton, over the past two and a half decades, our CTO has held leadership roles in the areas of software development, IT governance, IT operations, and security operations, ranging from executive director to chief technology officer. This experience spanned various companies, including an expert network/knowledge broker, an educational publishing company, a financial data vendor, a media conglomerate, and an investment bank. Among other things, he has provided leadership in building out global technology platforms, which have operated with multi-jurisdictional cybersecurity policies. He holds a Bachelor of Science degree in electronics and communications engineering, holds a Master’s degree in computer science, is a Certified Information Systems Security Professional and serves as a director on the board of ACORD, which is an organization responsible for setting digital standards for insurance and reinsurance companies globally.

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

Item 3. Legal Proceedings

The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in Note 15, Commitments and Contingencies of the accompanying notes to our accompanying audited consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Number of Holders

Our Class B common shares began trading on the NYSE under the symbol "HG" on November 13, 2023. Prior to that time, there was no public market for our common shares. As of February 20, 2025, there were approximately 2, 154 and 3 holders of record of our Class A, B and C common shares, respectively. These figures do not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and other financial institutions on behalf of our shareholders. Our Class A and Class C common shares are not listed or traded on any securities exchange and there is currently no established public trading market for our Class A or C common shares.

Dividends

We have not declared or paid any dividends on any class of our common shares to date. We anticipate that we will retain our future earnings to finance the further development and expansion of our business and do not intend to declare or pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and future agreements and financing instruments, business prospects, and such other factors that our Board of Directors deems relevant. Our ability to pay cash dividends on our Class B common shares may also be limited by the terms of the existing (or future) agreements governing our indebtedness as well as any future debt securities we may issue.

Performance Graph

The following graph compares the cumulative total shareholder return on our Class B common shares from November 13, 2023 to December 31, 2024, to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index ("S&P 500") and (2) the S&P 500 Property & Casualty Insurance Index ("S&P 500 P&C"). The share price performance presented below is not necessarily indicative of future results.

Cumulative Shareholder Returns
$150
$145
$140
$135
$130
$125
$120
$115
$110
$105
$100
$95
$90
November 13 2023
December 31 2023
March 31 2024
June 30 2024
September 30 2024
December 31 2024
HG
S&P 500
S&P 500 P&C

Issuer Repurchases of Equity Securities

Set forth below is information regarding securities issued or granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
($ in thousands, except per share information)	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase							$139,998
October 1 - 31, 2024	—	$—	—	$—	—	$—	$139,998
November 1 - 30, 2024	251,595	$18.56	500,195	$17.80	751,790	$18.05	$135,328
December 1 - 31, 2024	704,169	$19.01	—	$—	704,169	$19.01	$121,942
Total	955,764		500,195		1,455,959		$121,942
(1) On August 7, 2024, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million (the “Authorization”). The Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 11, Share Capital. Repurchases under the Authorization totaled $18.1 million for the quarter ended December 31, 2024.
(2) Other shares purchased represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and related notes thereto included in the Group's Annual Report on Form 10-K (the "Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" in the Form 10-K. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

We harness multiple drivers to create shareholder value, including diverse underwriting operations supported by proprietary technology and a team of over 600 full-time employees, a strong balance sheet, and a unique investment management relationship with Two Sigma. We operate globally, with underwriting operations in London, Dublin, Bermuda and across the United States.

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

•Hamilton Select, our U.S. domestic E&S carrier, writes casualty insurance for small to mid-sized clients in the hard-to-place niche of the U.S. E&S market. We believe it presents meaningful and profitable growth opportunities in the near-to-long term, further expanding our footprint in the U.S. E&S market.

•Bermuda: Bermuda consists of the Hamilton Re platform, made up of Hamilton Re and Hamilton Re US. Hamilton Re writes property, casualty and specialty reinsurance business on a global basis and also offers high excess Bermuda market specialty insurance products, predominantly for large U.S. commercial risks. Hamilton Re US writes casualty and specialty reinsurance business on a global basis.

We seek to prudently manage our capital with the objective of effectively navigating different market conditions and generating strong underwriting margins throughout all market cycles. Our scaled and diversified platforms and product offerings, and our broad industry relationships provide significant opportunity to underwrite our chosen classes of property, casualty and specialty insurance and reinsurance as market opportunities arise. Leveraging our disciplined underwriting approach, balance sheet strength and flexibility and real-time technology prowess, we can respond dynamically to capture opportunities as markets evolve.

One of our key strategic priorities is sustainable underwriting profitability across the business we write. Our data-driven and disciplined underwriting processes position us to intelligently price and structure our products and our business portfolio. We maintain trusted and long-standing relationships with our clients and brokers, who we believe will continue to provide us with increased access to attractive business.

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

Reinsurance business continues to offer a particularly attractive opportunity given the strong rating environment and discipline in the market and is expected to accelerate growth opportunities for us in the near term in many areas. A number of factors, including economic and social inflation and the frequency and severity of natural catastrophe events created the strongest market conditions seen in decades. We are a recognized market with deep client and broker relationships, low counter-party credit concentration with many of our insurance partners and a recent rating upgrade to "A" from A.M. Best, providing ample headroom for us to grow. We are well positioned to deploy capital quickly, efficiently and profitably through writing more reinsurance business, as well as retaining more of our own business.

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund" or "TSHF"), and our investment grade fixed income portfolio, which is currently benefiting from strong interest rates. We plan to continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

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

Two Sigma has broad discretion to allocate invested assets to different opportunities. At December 31, 2024, its investments include Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Spectrum Portfolio, LLC ("STV") and Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"). The TS Hamilton Fund’s trading and investment activities are not limited to these strategies and techniques and the TS Hamilton Fund is permitted to pursue any investment strategy and/or technique that Two Sigma determines in its sole discretion to be appropriate for the TS Hamilton Fund from time to time.

Effects of Inflation

Historically, inflation has not had a material effect on the Company’s consolidated results of operations. However, over the last several years, global economic inflation has increased, and there is a risk that it will remain elevated for an extended period. Inflation is subject to many macroeconomic factors beyond our control, including global banking policy, political risks and supply chain issues. An inflationary economy may result in higher losses and loss adjustment expenses, negatively impact the performance of our fixed income security investment portfolio, or increase our operating expenses, among other unfavorable effects. The ultimate effects of an inflationary or deflationary period are subject to high uncertainty and cannot be accurately estimated until the actual costs are known.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment (“ETA”), which is intended to provide a fair and equitable transition into the tax regime. As of December 31, 2024, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

On January 15, 2025, the OECD issued additional guidance related to the calculation of income subject to taxation under Pillar 2. Specifically, it provided that for purposes of calculating Pillar 2 taxes, a deduction for the ETA will not be allowed in years after 2026. Accordingly, when Hamilton Group becomes subject to Pillar 2 taxation on its Bermuda earnings, expected in 2030, it is possible that a top-up tax liability will arise to the extent that it does not achieve a 15% minimum ETR on its Bermuda taxable earnings, excluding the ETA deduction. If Hamilton were to incur a Pillar 2 top-up tax on its Bermuda earnings, the liability would be recorded in the period and jurisdiction in which it is incurred.

SELECTED CONSOLIDATED FINANCIAL DATA

References to the current year in this document refer to the calendar year ended December 31, 2024. In 2022, the Company changed its fiscal year from November 30 to December 31. The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2024. The selected consolidated financial data should be read in conjunction with our consolidated audited financial statements and related notes thereto and the other information in this Form 10-K.

Results of Operations

($ in thousands, except per share amounts)	For the Years Ended
	December 31,			November 30,
	2024	2023	2022	2021	2020
Gross premiums written	$2,422,582	$1,951,038	$1,646,673	$1,446,551	$1,086,540
Net premiums written	1,921,169	1,480,438	1,221,864	1,085,428	729,323
Net premiums earned	1,734,729	1,318,533	1,143,714	942,549	707,461
Net realized and unrealized gains (losses) on investments	511,407	209,610	93,348	352,193	5,701
Net investment income (loss)(1)	63,267	30,456	(21,487)	(43,217)	(38,600)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	574,674	240,066	71,861	308,976	(32,899)

Third party fee income(2)	23,752	18,234	11,631	21,022	15,625
Losses and loss adjustment expenses	1,010,173	714,603	758,333	640,560	505,269
Acquisition costs	388,931	309,148	271,189	229,213	168,327
Other underwriting expenses(3)	210,013	183,165	157,540	149,822	126,869
Underwriting income (loss)(4)	149,364	129,851	(31,717)	(56,024)	(77,379)
Net income (loss)	613,158	280,287	(29,935)	249,839	(185,517)
Net income (loss) attributable to non-controlling interest (5)	212,729	21,560	68,064	61,660	24,930
Net income (loss) attributable to common shareholders	$400,429	$258,727	$(97,999)	$188,179	$(210,447)

Diluted income (loss) per share attributable to common shareholders	$3.67	$2.44	$(0.95)	$1.82	$(2.05)
Combined ratio	91.3%	90.1%	102.8%	106.0%	110.9%
Return on average common shareholders' equity	18.3%	13.9%	(5.7)%	11.1%	(12.4)%

(1) Net investment income (loss) is presented net of investment management fees.
(2) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $Nil, $0.4 million and $(0.3) million for the years ended December 31, 2024, 2023 and 2022, respectively, and less than $0.1 million for each of the years ended November 30, 2021 and 2020. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures' for further details.
(3) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $61.1 million, $76.7 million, $20.1 million, $22.5 million and $22.9 million for the years ended December 31, 2024, 2023 and 2022, and November 30, 2021 and 2020, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures' for further details.
(4) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures' for further details.
(5) Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations - Corporate and Other' for further details.

SELECTED CONSOLIDATED FINANCIAL DATA

Balance Sheet Data

($ in thousands, except shares and per share amounts)	As At
	December 31,			November 30,
	2024	2023	2022	2021	2020
Total investments	$3,814,353	$3,111,616	$2,286,323	$2,464,622	$2,174,586
Cash and cash equivalents	996,493	794,509	1,076,420	797,793	642,838
Total investments and cash and cash equivalents	4,810,846	3,906,125	3,362,743	3,262,415	2,817,424
Total assets	7,796,033	6,671,355	5,818,965	5,611,607	4,905,363
Reserve for losses and loss adjustment expenses	3,532,491	3,030,037	2,856,275	2,379,027	2,054,628
Unearned premiums	1,122,277	911,222	718,188	620,994	479,529
Term loan, net of issuance costs	149,945	149,830	149,715	149,875	149,682
Total shareholders' equity	$2,328,709	$2,047,850	$1,664,183	$1,787,445	$1,596,750

Common shares outstanding	101,466,997	110,225,103	103,087,859	102,540,769	102,454,307
Tangible book value per common share	$22.03	$17.75	$15.30	$16.29	$14.46
Book value per common share	$22.95	$18.58	$16.14	$17.43	$15.58

Summary of Critical Accounting Estimates

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. GAAP and include certain amounts that are inherently uncertain and judgmental in nature. As a result, management is required to make best estimates and assumptions that affect the reported amounts.

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

These critical accounting estimates should be read in conjunction with the notes to the accompanying audited consolidated financial statements, including Note 2, Summary of Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

Reserve for Losses and Loss Adjustment Expenses

Overview

The estimated reserve for losses and loss adjustment expenses ("loss reserves") represents management’s best estimate of the unpaid portion of the Company’s ultimate liability for losses and loss adjustment expenses for insured and reinsured events that have occurred at or before the balance sheet date, based on its assessment of facts and circumstances known at that particular point in time. Loss reserves reflect both claims that have been reported to the Company ("case reserves") and claims that have been incurred but not reported to the Company ("IBNR").

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

Gross loss reserves for each of the reportable segments, segregated between case reserves and IBNR, by reserve class, are shown below:

	As at December 31,
	2024			2023
($ in thousands)	International	Bermuda	Total	International	Bermuda	Total
Case reserves:
Property	$61,009	$109,347	$170,356	$65,161	$162,480	$227,641
Casualty	166,247	160,135	326,382	226,749	173,903	400,652
Specialty	158,855	45,994	204,849	147,825	49,814	197,639
Total case reserves	386,111	315,476	701,587	439,735	386,197	825,932
IBNR:
Property	113,291	249,870	363,161	106,044	154,093	260,137
Casualty	966,258	713,129	1,679,387	784,796	550,048	1,334,844
Specialty	462,518	288,566	751,084	366,895	215,807	582,702
Total IBNR	1,542,067	1,251,565	2,793,632	1,257,735	919,948	2,177,683
Total other	29,501	7,771	37,272	19,952	6,470	26,422
Total reserves	$1,957,679	$1,574,812	$3,532,491	$1,717,422	$1,312,615	$3,030,037

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

IBNR

IBNR estimates are necessary due to the potential development on reported claims and the reporting time lag between when a loss event occurs and when it is actually reported (the "reporting lag"). Reporting lags may arise from a number of factors, including but not limited to the nature of the loss, the use of intermediaries and the complexity of the claims adjusting process. The lack of specific information means the Company must make estimates. IBNR is calculated by deducting incurred losses (i.e. paid losses and case reserves) from management’s best estimate of the ultimate losses. Unlike case reserves, which are established at the contract level, IBNR reserves are generally established at an aggregate level and cannot be identified as reserves for a particular loss event or contract.

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

The actuarial methodologies used to perform the quarterly reserving analysis that determines our estimate of the ultimate reserve for losses and loss adjustment expenses for each exposure group include:

•Initial expected loss ratio ("IELR") method: The IELR method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each underwriting year. The estimated loss ratio may be based on pricing information and/or industry data and/or historical claims experience revalued to the year under review;
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

Management’s Best Estimate

The Company’s recorded reserves at each reporting date reflect management’s best estimate of the ultimate reserve for losses and loss adjustment expenses at that date. Management completes quarterly reserve studies for each exposure group for its International and Bermuda segments. Management analyzes significant variances between internal and external actuarial estimates, as well as any relevant additional market, underwriting or claims data that may be available and relevant for setting management’s best estimate of ultimate reserves. As a result of these considerations, the selected reserve estimate may be higher or lower than the external actuarial indicated estimate.

The Company’s best estimates are point estimates within a range of reasonable actuarial estimates. To provide an indication of the possible size of this range, in the following table we have compared the point estimate for net losses and loss adjustment expenses recorded by each reportable segment with a range of reasonable actuarial estimates:

	December 31, 2024
($ in thousands)	Recorded Point Estimate	High	Low
International	$1,074,752	$1,168,861	$884,535
Bermuda	1,286,699	$1,439,099	$1,068,048
Net reserve for losses and loss adjustment expenses	$2,361,451

It is important to note that the "High" and "Low" estimates above are not intended to be "worst-case" or "best-case" scenarios, and it is possible that final settlements of the reserves for these losses and loss adjustment expenses could fall outside of these ranges.

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

	Net (favorable) unfavorable prior year reserve development
($ in thousands)	International	Bermuda	Total
Year ended December 31, 2024	$(10,555)	$(9,884)	$(20,439)
Year ended December 31, 2023	(22,498)	6,881	(15,617)
Year ended December 31, 2022	$(26,833)	$6,230	$(20,603)

For a detailed discussion of net (favorable) unfavorable prior year reserve development by reportable segment for the years ended December 31, 2024, 2023 and 2022 see Results of Operations.

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

Sensitivity Analysis

While management believes that the reserve for losses and loss adjustment expenses at December 31, 2024 is adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than initially recorded.

The tables below summarize, by reportable segment, the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate the Company’s reserve for losses and loss adjustment expenses at December 31, 2024. The scenarios shown in the tables illustrate the effect of:

•changes to the expected loss ratio selections used at December 31, 2024, which represent loss ratio point increases or decreases to the expected loss ratios used. A higher expected loss ratio results in a higher ultimate loss estimate, and vice versa; and
•changes to the loss development patterns used in the Company’s reserving process at December 31, 2024, which represent claims reporting that is either slower or faster than the reporting patterns used. Accelerating a loss reporting pattern (i.e. shortening the claim tail) results in lower ultimate losses, as the estimated proportion of losses already incurred would be higher, and vice versa.

Management believes that the illustrated sensitivities are indicative of the materiality of these key actuarial assumptions to management’s best estimate of losses and loss adjustment expense reserves. The degree of stress applied to the expected loss ratio and loss development patterns were selected to be illustrative, and should not be considered to be "best case" or "worst case" for these assumptions. As such, it is important to recognize that future variations may be more or less than the amounts shown in the following table.

The effect of reasonably likely changes in the two key assumptions used to estimate the gross reserve for losses and loss adjustment expenses was as follows:

($ in thousands)	Sensitivity of Gross Reserve for Losses and Loss Adjustment Expenses
	As at December 31, 2024
Assumptions	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving class selected assumptions:
Property	5%	+1 Q	(5)%	-1 Q
Casualty	5%	+2 Q	(5)%	-2 Q
Specialty	5%	+1 Q	(5)%	-1 Q

International Segment
Increase (decrease) in loss reserves:
Property	$4,525	$7,290	$(4,479)	$(8,238)
Casualty	36,542	80,675	(36,015)	(68,305)
Specialty	20,918	33,690	(20,122)	(31,066)

Bermuda Segment
Increase (decrease) in loss reserves:
Property	$22,768	$6,377	$(23,912)	$(5,507)
Casualty	59,870	17,154	(63,160)	(17,793)
Specialty	16,639	4,206	(16,632)	(3,342)

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

For a portion of the Company’s insurance business, which comprises 53% of total gross premiums written, a fixed premium specified in the policy is recorded when the policy incepts. This premium may be adjusted if underlying insured values change. Management actively monitors underlying insured values and any resulting premium adjustments are recognized in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for 26.9%, 30.2% and 28.6% of the Company’s gross premiums written for the years ended December 31, 2024, 2023 and 2022, respectively. Some of this business is written through MGAs, third parties granted authority to bind risks on the Company’s behalf in accordance with defined underwriting guidelines.

The remainder of the Company’s insurance business is written on a line slip or proportional basis, where the Company assumes an agreed proportion of the premiums and losses of a particular risk or group of risks along with other unrelated insurers. As premiums for this business are not identified in the policy, estimated premiums are recorded at the inception of the policy based on information provided by clients through brokers. Management reviews these premium estimates on a quarterly basis and any premium estimate adjustments are recognized in the period in which they are determined. Gross premiums written on a line slip or proportional basis accounted for 25.8%, 26.8% and 28.4% of the Company’s gross premiums written for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company’s reinsurance business, which comprises 47% of total gross premiums written, generally provides cover to cedants on an excess of loss or on a proportional basis. In most cases, cedants seek protection for business that they have not yet written when they enter into agreements and therefore cedants must estimate the underlying premiums that they will cede to the Company.

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

As a result of this review process, any adjustments to premium estimates are recognized in the period in which they are determined. Changes in premium estimates could be material to gross premiums written in the period. Changes in premium estimates could also be material to net premiums earned in the period in which they are determined as any adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 24.4%, 20.7% and 19.0% of the Company’s gross premiums written for the years ended December 31, 2024, 2023 and 2022, respectively.

For excess of loss reinsurance contracts, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or an initial minimum deposit premium. For excess of loss reinsurance contracts, minimum deposit premiums are generally considered to be the best estimate of premiums at the inception of the contract. The minimum deposit premium is typically adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to minimum or deposit premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 22.9%, 22.3% and 24.0% of the Company’s gross premiums written for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Fixed premium insurance policies and excess of loss reinsurance contracts are generally written on a "losses occurring" or "claims made" basis. Consequently, premiums are earned evenly over the contract term, which is typically 12 months.

Line slip or proportional insurance policies and proportional reinsurance contracts are generally written on a "risks attaching" basis, covering claims that relate to the underlying policies written during the terms of these contracts. As the underlying business incepts throughout the contract term, which is typically one year, and the underlying business typically has a one-year coverage period, these premiums are generally earned over a 24-month period.

Ceded Reinsurance and Unpaid losses and Loss Adjustment Expenses Recoverable

Overview

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. On a consolidated basis, reinsurance premiums ceded represented 20.7%, 24.1% and 25.8% of gross premiums written for the years ended December 31, 2024, 2023 and 2022, respectively.

Ceded reinsurance contracts do not relieve the Company of its primary obligation to policyholders. In the event that the Company’s reinsurers are unable to meet their obligations under these reinsurance agreements or are able to successfully challenge losses ceded by the Company under the contracts, the Company will not be able to realize the full value of the unpaid losses and loss adjustment expenses recoverable balance and will be liable for such defaulted amounts.

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

Fair Value of Investments

Fixed maturity and short-term investments trading portfolio

The Company elects the fair value option for its fixed maturities and short-term investments trading portfolio and certain other investments and recognizes the changes in net realized and unrealized gains (losses) on investments in its consolidated statements of operations.

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

The Company’s fixed maturities and short-term investments trading portfolio is primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing; however, models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index. In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies used include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding; however, they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other market observable inputs.

All of the Company’s fixed maturities and short-term investments in its trading portfolio are considered to be valued using Level 2 inputs in the fair value hierarchy. See Note 4, Fair Value in the accompanying audited consolidated financial statements for further detail.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Gross premiums written	$2,422,582	$1,951,038	$1,646,673
Net premiums written	$1,921,169	$1,480,438	$1,221,864
Net premiums earned	$1,734,729	$1,318,533	$1,143,714
Third party fee income(1)	23,752	18,234	11,631

Claims and Expenses
Losses and loss adjustment expenses	1,010,173	714,603	758,333
Acquisition costs	388,931	309,148	271,189
Other underwriting expenses(2)	210,013	183,165	157,540
Underwriting income (loss)(3)	149,364	129,851	(31,717)

Net realized and unrealized gains (losses) on investments	511,407	209,610	93,348
Net investment income (loss)(4)	63,267	30,456	(21,487)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	574,674	240,066	71,861

Other income (loss), excluding third party fee income(1)	—	397	(315)
Net foreign exchange gains (losses)	(3,231)	(6,185)	6,137
Corporate expenses(2)	61,111	76,691	20,142
Impairment of goodwill	—	—	24,082
Amortization of intangible assets	15,520	10,783	12,832
Interest expense	22,616	21,434	15,741
Income tax expense (benefit)	8,402	(25,066)	3,104
Net income (loss)	613,158	280,287	(29,935)
Net income (loss) attributable to non-controlling interest(5)	212,729	21,560	68,064
Net income (loss) attributable to common shareholders	$400,429	$258,727	$(97,999)
Diluted income (loss) per share attributable to common shareholders	$3.67	$2.44	$(0.95)

Key Ratios
Attritional loss ratio - current year	53.1%	52.2%	51.8%
Attritional loss ratio - prior year development	0.0%	(0.8)%	(0.3)%
Catastrophe loss ratio - current year	6.3%	3.2%	16.3%
Catastrophe loss ratio - prior year development	(1.2)%	(0.4)%	(1.5)%
Loss and loss adjustment expense ratio	58.2%	54.2%	66.3%
Acquisition cost ratio	22.4%	23.4%	23.7%
Other underwriting expense ratio	10.7%	12.5%	12.8%
Combined ratio	91.3%	90.1%	102.8%

Return on average common shareholders' equity	18.3%	13.9%	(5.7)%

The following table summarizes book value per share and balance sheet data:

	As at December 31,
Book Value	2024	2023	2022
Tangible book value per common share	$22.03	$17.75	$15.30
Change in tangible book value per common share	24.1%	16.0%	(4.1)%
Book value per common share	$22.95	$18.58	$16.14
Change in book value per common share	23.5%	15.1%	(5.6)%

Balance Sheet Data
Total assets	$7,796,033	$6,671,355	$5,818,965
Total shareholders' equity	$2,328,709	$2,047,850	$1,664,183

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to other income (loss), the most comparable GAAP financial measure, also included other income (loss), excluding third party fee income of $Nil, $0.4 million and $(0.3) million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $61.1 million, $76.7 million, and $20.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures' for further details.
(3) Underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures' for further details.
(4) Net investment income (loss) is presented net of investment management fees.
(5) Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Corporate and Other' for further details.

Operating Highlights

The following significant items impacted the consolidated results of operations for the years ended December 31, 2024, 2023 and 2022:

Gross premiums written Gross premiums written were $2.4 billion, $2.0 billion and $1.6 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in gross premiums written for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by our casualty reinsurance, property reinsurance, specialty reinsurance and casualty insurance business. The growth was a result of new business, increased participations on existing business and a strong rate environment across multiple classes of business. The increase in gross premiums written for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by expansion into additional classes, notably casualty reinsurance and specialty insurance, increased participation on existing business and rate increases across multiple classes of business.

Underwriting results The combined ratio was 91.3% and 90.1% for the years ended December 31, 2024 and 2023, respectively. The modest increase was driven by an increase in the catastrophe loss ratio and attritional loss ratio, partially offset by a decrease in the other underwriting expense ratio and acquisition cost ratio. The decrease in the combined ratio from 102.8% for the year ended December 31, 2022 to 90.1% for the year ended December 31, 2023 was driven by lower catastrophe losses as described further below under Losses and Loss Adjustment Expenses.

Losses and Loss Adjustment Expenses

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2024
Attritional losses	$921,739	53.1%	$818	0.0%	$922,557	53.1%
Catastrophe losses	108,873	6.3%	(21,257)	(1.2)%	87,616	5.1%
Total	$1,030,612	59.4%	$(20,439)	(1.2)%	$1,010,173	58.2%

December 31, 2023
Attritional losses	$688,144	52.2%	$(10,443)	(0.8)%	$677,701	51.4%
Catastrophe losses	42,076	3.2%	(5,174)	(0.4)%	36,902	2.8%
Total	$730,220	55.4%	$(15,617)	(1.2)%	$714,603	54.2%

December 31, 2022
Attritional losses	$592,676	51.8%	$(3,216)	(0.3)%	$589,460	51.5%
Catastrophe losses	186,260	16.3%	(17,387)	(1.5)%	168,873	14.8%
Total	$778,936	68.1%	$(20,603)	(1.8)%	$758,333	66.3%

Attritional loss ratio - current year for the year ended December 31, 2024 was 53.1%, compared to 52.2% for the year ended December 31, 2023, an increase of 0.9 percentage points. The increase was primarily driven by losses of $37.9 million, or 2.2 points, arising from the Francis Scott Key Baltimore Bridge collapse, which impacted our insurance and reinsurance classes in both our International and Bermuda segments. The attritional loss ratio - current year for the year ended December 31, 2023 was 52.2% compared to 51.8% for the year ended December 31, 2022, an increase of 0.4 percentage points. The modest increase was attributable to certain large loss events in our specialty classes impacting both our International and Bermuda segments.

Attritional loss ratio - prior year for the year ended December 31, 2024 was flat at 0.0%, compared to a favorable 0.8% for the year ended December 31, 2023, an increase of 0.8 percentage points. The increase was primarily driven by unfavorable development in both International and Bermuda casualty and specialty classes, largely offset by favorable development in both International and Bermuda property classes. In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from favorable development in the underlying reserves of $15.3 million, which was partially offset by a change in the deferred gain of $9.4 million, for a total net positive earnings impact of $5.9 million. The attritional loss ratio - prior year for the year ended December 31, 2023 was a favorable 0.8% compared to a favorable 0.3% for the year ended December 31, 2022, a decrease of 0.5 percentage points. The decrease was primarily driven by favorable development in both the Bermuda and International specialty classes and International property classes, partially offset by unfavorable development in Bermuda property classes and casualty classes in both our Bermuda and International segments. In addition, casualty business protected by the LPT benefited from $4.2 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $0.8 million, for a total net positive earnings impact of $5.0 million. See Note 7, Reinsurance, in the accompanying audited consolidated financial statements for further discussion of the LPT.

Catastrophe losses - current and prior year development were $87.6 million, $36.9 million and $168.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Catastrophe losses for the year ended December 31, 2024 were driven by Hurricane Helene ($52.6 million), Hurricane Milton ($37.8 million), the Calgary hailstorms ($12.9 million), and Hurricane Debby ($5.6 million), partially offset by favorable prior year development of $21.3 million. Catastrophe losses for the year ended December 31, 2023 were driven by the Hawaii wildfires ($12.0 million), the wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($11.0 million), severe convective storms in June 2023 ($7.6 million), Hurricane Idalia ($6.5 million), and the Vermont floods ($5.0 million), partially offset by favorable prior year development of $5.2 million. Catastrophe losses - current and prior year development for the year ended December 31, 2022 were driven by the Ukraine conflict ($79.6 million), Hurricane Ian ($77.5 million), Australian East Coast floods ($16.6 million), KwaZulu-Natal floods ($8.3 million), and Typhoon Nanmadol ($4.3 million), partially offset by favorable prior year development of $17.4 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$487,186	$143,655	$145,238
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	87,488	96,411	(73,377)
	$574,674	$240,066	$71,861

Net income (loss) attributable to non-controlling interest - TSHF	$212,729	$21,560	$68,064
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $487.2 million, $143.7 million and $145.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $274.5 million, $122.1 million and $77.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 16.3%, 7.6% and 4.6% for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, gains in TS Hamilton Fund were led by single name U.S. equities trading in STV. The TS Hamilton Fund also saw positive contributions to gains from non-U.S. equities trading in ESTV. In ESTV, gains were experienced in all underlying regions. The TS Hamilton Fund also experienced gains from macroeconomic trading in FTV. In FTV, gains were led by equities, credit, and fixed income.

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

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $87.5 million and $96.4 million and a loss of $73.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the fixed maturity securities trading portfolio produced positive returns as the result of investment yield, partially offset by unrealized losses, primarily arising from U.S. treasury interest rate increases. During the year ended December 31, 2023, the fixed maturity securities trading portfolio produced positive returns as the rate of rising interest rates slowed and reinvested funds generated higher yields. During the year ended December 31, 2022, the negative mark-to-market impact of rising U.S. treasury interest rates and other macroeconomic factors offset investment yield, giving rise to non-credit related net investment losses.

Segment Information

We have determined our reportable business segments based on the information used by management in assessing performance and allocating resources to underwriting operations. We have identified two reportable business segments - International and Bermuda. Each of our identified reportable segments has a Chief Executive Officer who is responsible for the overall profitability of their segment and who regularly reports and is directly accountable to the chief operating decision maker ("CODM"): the Chief Executive Officer of the consolidated group. The CODM's responsibilities include providing leadership to all levels of employees; developing culture, values, and ethos; setting the Company's strategy, vision and direction; and overall responsibility for the success and profitability of the Company, including evaluating segment performance.

The CODM evaluates reportable segment performance based on the segment's respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses, net of third party fee income. General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As we do not manage our assets by reportable segment, investment income and assets are not allocated to reportable segments.

Our core business is underwriting and our underwriting results are reflected in our reportable segments: (1) International, which is comprised of property, casualty, and specialty insurance and reinsurance classes of business originating from the Company’s London, Dublin, and Hamilton Select operations; and (2) Bermuda, which is comprised of property, casualty, and specialty insurance and reinsurance classes of business originating from Hamilton Re, Bermuda and Hamilton Re US and subsidiaries. We consider many factors, including the nature of each segment’s products, client types, production sources, distribution methods and the regulatory environment, in determining the aggregated operating segments.

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, impairment of goodwill, amortization of intangible assets, interest expense, and income tax expense (benefit).

International Segment

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Gross premiums written	$1,308,460	$1,105,522	$933,241
Net premiums written	$969,605	$770,399	$635,773
Net premiums earned	$886,934	$703,508	$623,047
Third party fee income	16,317	9,685	11,430

Claims and Expenses
Losses and loss adjustment expenses	498,023	362,137	335,484
Acquisition costs	216,971	186,698	170,571
Other underwriting expenses	148,824	127,402	108,239
Underwriting income (loss)	$39,433	$36,956	$20,183

Attritional losses - current year	$474,665	$373,949	$317,199
Attritional losses - prior year development	(3,354)	(24,415)	(29,800)
Catastrophe losses - current year	33,913	10,686	45,118
Catastrophe losses - prior year development	(7,201)	1,917	2,967
Losses and loss adjustment expenses	$498,023	$362,137	$335,484

Attritional loss ratio - current year	53.5%	53.2%	50.9%
Attritional loss ratio - prior year development	(0.4)%	(3.5)%	(4.8)%
Catastrophe loss ratio - current year	3.9%	1.5%	7.2%
Catastrophe loss ratio - prior year development	(0.8)%	0.3%	0.5%
Losses and loss adjustment expense ratio	56.2%	51.5%	53.8%
Acquisition cost ratio	24.5%	26.5%	27.4%
Other underwriting expense ratio	14.9%	16.7%	15.5%
Combined ratio	95.6%	94.7%	96.7%

Gross Premiums Written

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Property	$190,369	$134,450	$127,424
Casualty	554,413	490,465	463,397
Specialty	563,678	480,607	342,420
Total	$1,308,460	$1,105,522	$933,241

Gross premiums written increased by $202.9 million, or 18.4%, from $1.1 billion for the year ended December 31, 2023 to $1.3 billion for the year ended December 31, 2024, primarily driven by growth in both new and existing business and improved pricing in casualty and property insurance classes and specialty reinsurance and insurance classes.

Gross premiums written increased by $172.3 million, or 18.5%, from $933.2 million for the year ended December 31, 2022 to $1.1 billion for the year ended December 31, 2023, primarily driven by growth and improved pricing across specialty insurance classes, with additional contributions from growth in casualty insurance and specialty reinsurance classes and hardening rates on property insurance classes.

Net Premiums Earned

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Property	$149,318	$104,789	$111,134
Casualty	319,536	269,921	248,588
Specialty	418,080	328,798	263,325
Total	$886,934	$703,508	$623,047

Net premiums earned increased by $183.4 million, or 26.1%, from $703.5 million for the year ended December 31, 2023 to $886.9 million for the year ended December 31, 2024. The increase was driven by growth in our specialty, casualty and property insurance classes, in addition to growth in the specialty reinsurance class. Specialty insurance growth was primarily driven by accident & health, fine art & specie, political violence, and marine & energy; casualty insurance growth was primarily driven by U.S. excess and surplus lines, professional lines, and cyber, partially offset by a decrease in mergers & acquisitions; property insurance growth was primarily driven by property binders and D&F; and specialty reinsurance growth was primarily driven by surety reinsurance and treaty reinsurance.

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

Third Party Fee Income

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Third party fee income	$16,317	$9,685	$11,430

Third party fee income increased by $6.6 million, or 68.5%, from $9.7 million for the year ended December 31, 2023 to $16.3 million for the year ended December 31, 2024. The increase was primarily due to favorable terms of a renewed syndicate management arrangement and an increase in consortium fees.

Third party fee income decreased by $1.7 million or 15.3%, from $11.4 million for the year ended December 31, 2022 to $9.7 million for the year ended December 31, 2023. The decrease was primarily driven by a reduction in the number of third party syndicates under management and the discontinuation of certain consortium arrangements.

Losses and Loss Adjustment Expenses

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2024
Attritional losses	$474,665	53.5%	$(3,354)	(0.4)%	$471,311	53.1%
Catastrophe losses	33,913	3.9%	(7,201)	(0.8)%	$26,712	3.1%
Total	$508,578	57.4%	$(10,555)	(1.2)%	$498,023	56.2%

December 31, 2023
Attritional losses	$373,949	53.2%	$(24,415)	(3.5)%	$349,534	49.7%
Catastrophe losses	10,686	1.5%	1,917	0.3%	12,603	1.8%
Total	$384,635	54.7%	$(22,498)	(3.2)%	$362,137	51.5%

December 31, 2022
Attritional losses	$317,199	50.9%	$(29,800)	(4.8)%	$287,399	46.1%
Catastrophe losses	45,118	7.2%	2,967	0.5%	48,085	7.7%
Total	$362,317	58.1%	$(26,833)	(4.3)%	$335,484	53.8%

Year Ended December 31, 2024 versus Year Ended December 31, 2023

The loss ratio for the year ended December 31, 2024 was 56.2%, compared to 51.5% for the year ended December 31, 2023, an increase of 4.7 percentage points. The increase was primarily driven by higher current year catastrophe and attritional losses and a lower contribution from favorable prior year development.

Attritional loss ratio - current year for the year ended December 31, 2024 was 53.5% compared to 53.2% for the year ended December 31, 2023, an increase of 0.3 percentage points. The increase was primarily driven by losses of $11.8 million, or 1.3 points, arising from the Baltimore Bridge collapse.

Attritional loss ratio - prior year for the year ended December 31, 2024 was a favorable 0.4% compared to a favorable 3.5% for the year ended December 31, 2023, an increase of 3.1 percentage points. The favorable attritional loss ratio - prior year for the year ended December 31, 2024 was primarily driven by favorable development in our property insurance and reinsurance classes, partially offset by unfavorable development in specialty insurance classes, impacted by two large losses, and casualty insurance, impacted by one specific large loss. In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from favorable development in the underlying reserves of $15.3 million, which was partially offset by a change in the deferred gain of $9.4 million, for a total net positive earnings impact of $5.9 million.

Catastrophe losses - current year and prior year of $26.7 million for the year ended December 31, 2024 were driven by Hurricane Helene ($19.6 million), Hurricane Milton ($12.8 million), and Hurricane Debby ($1.5 million), partially offset by favorable prior year development of $7.2 million. Catastrophe losses - current year and prior year of $12.6 million for the year ended December 31, 2023 were driven by the Vermont floods ($4.5 million), Hurricane Idalia ($2.9 million), Hawaii wildfires ($2.8 million), and other wind events ($0.5 million), in addition to unfavorable prior year development of $1.9 million.

Year Ended December 31, 2023 versus Year Ended December 31, 2022

The loss ratio for the year ended December 31, 2023 was 51.5%, compared to 53.8% for the year ended December 31, 2022, a decrease of 2.3 percentage points. The decrease was primarily driven by a lower level of catastrophe losses for the year ended December 31, 2023.

Attritional loss ratio - current year for the year ended December 31, 2023 was 53.2% compared to 50.9% for the year ended December 31, 2022, an increase of 2.3 percentage points. The increase in the current year attritional loss ratio primarily arose from three specific large losses in our specialty classes compared to fewer comparable events in the prior year.

Attritional loss ratio - prior year for the year ended December 31, 2023 was a favorable 3.5% compared to a favorable 4.8% for the year ended December 31, 2022, an increase of 1.3 percentage points. We experienced favorable prior year development for the year ended December 31, 2023 of $24.4 million, primarily driven by property and specialty classes. This compared to favorable prior year development for the year ended December 31, 2022 of $29.8 million across most classes of business. In addition, casualty business protected by the LPT benefited from $4.2 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $0.8 million, for a total net positive earnings impact of $5.0 million. See Note 7, Reinsurance, for further discussion of the LPT.

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

Acquisition Costs

($ in thousands)	Acquisition Costs			% of Net Premiums Earned
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022	'24 vs '23 point r	'23 vs '22 point r
Property	$48,623	$34,968	$39,606	32.6%	33.4%	35.6%	(0.8)	(2.2)
Casualty	46,401	49,994	53,768	14.5%	18.5%	21.6%	(4.0)	(3.1)
Specialty	121,947	101,736	77,197	29.2%	30.9%	29.3%	(1.7)	1.6
Total	$216,971	$186,698	$170,571	24.5%	26.5%	27.4%	(2.0)	(0.9)

The acquisition cost ratio for the year ended December 31, 2024 was 24.5%, compared to 26.5% for the year ended December 31, 2023, a decrease of 2.0 percentage points. The decrease was primarily driven by specialty, casualty and property insurance classes as a result of a change in business mix, reduced profit commission costs and favorable ceded commission income.

The acquisition cost ratio for the year ended December 31, 2023 was 26.5% compared to 27.4% for the year ended December 31, 2022, a decrease of 0.9 percentage points. The decrease was primarily driven by higher volumes of business written in casualty insurance and property insurance classes that benefit from favorable overriding commission offset or lower acquisition costs, and other changes in the business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Other underwriting expenses	$148,824	$127,402	$108,239
Other underwriting expense ratio	14.9%	16.7%	15.5%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $148.8 million for the year ended December 31, 2024, an increase of $21.4 million, or 16.8%, compared to $127.4 million for the year ended December 31, 2023. The increase was primarily driven by increases in headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume, and certain growth related professional and IT costs.

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

The other underwriting expense ratios for the years ended December 31, 2024, 2023 and 2022 remained stable over the same period at 14.9%, 16.7% and 15.5%, respectively, as a result of the growth in our premium base.

Bermuda Segment

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Gross premiums written	$1,114,122	$845,516	$713,432
Net premiums written	$951,564	$710,039	$586,091
Net premiums earned	$847,795	$615,025	$520,667
Third party fee income	7,435	8,549	201

Claims and Expenses
Losses and loss adjustment expenses	512,150	352,466	422,849
Acquisition costs	171,960	122,450	100,618
Other underwriting expenses	61,189	55,763	49,301
Underwriting income (loss)	$109,931	$92,895	$(51,900)

Attritional losses - current year	$447,074	$314,195	$275,477
Attritional losses - prior year development	4,172	13,972	26,584
Catastrophe losses - current year	74,960	31,390	141,142
Catastrophe losses - prior year development	(14,056)	(7,091)	(20,354)
Losses and loss adjustment expenses	$512,150	$352,466	$422,849

Attritional loss ratio - current year	52.7%	51.1%	52.9%
Attritional loss ratio - prior year development	0.5%	2.3%	5.1%
Catastrophe loss ratio - current year	8.9%	5.1%	27.1%
Catastrophe loss ratio - prior year development	(1.7)%	(1.2)%	(3.9)%
Losses and loss adjustment expense ratio	60.4%	57.3%	81.2%
Acquisition cost ratio	20.3%	19.9%	19.3%
Other underwriting expense ratio	6.3%	7.7%	9.4%
Combined ratio	87.0%	84.9%	109.9%

Gross Premiums Written

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Property	$423,747	$318,297	$309,051
Casualty	524,711	402,731	262,795
Specialty	165,664	124,488	141,586
Total	$1,114,122	$845,516	$713,432

Gross premiums written increased by $268.6 million, or 31.8%, from $845.5 million for the year ended December 31, 2023 to $1.1 billion for the year ended December 31, 2024. The increase was primarily driven by new business, expanded participations and rate increases in casualty and property reinsurance classes. Specialty reinsurance also increased, primarily driven by new business and non-recurring reinstatement premiums.

Gross premiums written increased by $132.1 million or 18.5% from $713.4 million for the year ended December 31, 2022 to $845.5 million for the year ended December 31, 2023. The increase was driven by new business, volume growth and rate increases in casualty reinsurance and property insurance classes of business, partially offset by non-recurring specialty reinsurance reinstatement premiums recorded in the prior year and the strategic decision to exit certain property reinsurance business.

Net Premiums Earned

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Property	$308,444	$220,659	$233,426
Casualty	413,993	290,035	175,647
Specialty	125,358	104,331	111,594
Total	$847,795	$615,025	$520,667

Net premiums earned increased by $232.8 million, or 37.8% from $615.0 million for the year ended December 31, 2023 to $847.8 million for the year ended December 31, 2024, primarily driven by new business, volume growth and rate increases in our casualty and property reinsurance classes. The most significant drivers of this increase were general liability, professional lines and property treaty and quota share classes.

Net premiums earned increased by $94.4 million, or 18.1%, from $520.7 million for the year ended December 31, 2022 to $615.0 million for the year ended December 31, 2023, reflecting growth in net premiums written in our casualty reinsurance classes, driven by continued growth across the majority of our casualty reinsurance classes, primarily general liability and professional liability. This was partially offset by strategic withdrawals from certain property reinsurance classes of business and non-recurring reinstatement premiums recorded in the prior year.

Third Party Fee Income

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Third party fee income (expense)	$7,435	$8,549	$201

Third party fee income of $7.4 million for the year ended December 31, 2024 decreased by $1.1 million or 13.0%, compared to $8.5 million for the year ended December 31, 2023 and was generated by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Third party fee income of $8.5 million for the year ended December 31, 2023 increased by $8.3 million, compared to $0.2 million for the year ended December 31, 2022. The increase was primarily driven by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Losses and Loss Adjustment Expenses

($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
December 31, 2024
Attritional losses	$447,074	52.7%	$4,172	0.5%	$451,246	53.2%
Catastrophe losses	74,960	8.9%	(14,056)	(1.7)%	60,904	7.2%
Total	$522,034	61.6%	$(9,884)	(1.2)%	$512,150	60.4%

December 31, 2023
Attritional losses	$314,195	51.1%	$13,972	2.3%	$328,167	53.4%
Catastrophe losses	31,390	5.1%	(7,091)	(1.2)%	24,299	3.9%
Total	$345,585	56.2%	$6,881	1.1%	$352,466	57.3%

December 31, 2022
Attritional losses	$275,477	52.9%	$26,584	5.1%	$302,061	58.0%
Catastrophe losses	141,142	27.1%	(20,354)	(3.9)%	120,788	23.2%
Total	$416,619	80.0%	$6,230	1.2%	$422,849	81.2%

Year Ended December 31, 2024 versus Year Ended December 31, 2023

The loss ratio for the year ended December 31, 2024 was 60.4%, compared to 57.3% for the year ended December 31, 2023, an increase of 3.1 percentage points. The increase was primarily driven by both a higher current year catastrophe loss ratio and current year attritional loss ratio, partially offset by a favorable prior year development loss ratio.

Attritional loss ratio - current year for the year ended December 31, 2024 was 52.7% compared to 51.1% for the year ended December 31, 2023, an increase of 1.6 percentage points. The increase was primarily driven by losses of $26.1 million, or 3.1 points, arising from the Baltimore Bridge collapse.

Attritional loss ratio - prior year for the year ended December 31, 2024 was an unfavorable 0.5% compared to an unfavorable 2.3% for the year ended December 31, 2023, a decrease of 1.8 percentage points. The unfavorable attritional loss ratio - prior year for the year ended December 31, 2024 was primarily driven by unfavorable development in certain casualty reinsurance classes, partially offset by favorable development in property reinsurance and insurance classes. This compared to unfavorable attritional loss prior year development for the year ended December 31, 2023 of $14.0 million, primarily driven by unfavorable development in property and casualty classes of business, partially offset by favorable development in specialty classes of business.

Catastrophe losses - current year and prior year of $60.9 million for the year ended December 31, 2024 were driven by Hurricane Helene ($33.0 million), Hurricane Milton ($25.0 million), the Calgary hailstorms ($12.9 million), and Hurricane Debby ($4.1 million), partially offset by favorable prior year development of $14.1 million. Catastrophe losses - current year and prior year of $24.3 million for the year ended December 31, 2023 were primarily driven by wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 ($11.0 million), the Hawaii wildfires ($9.2 million), severe convective storms in June 2023 ($7.1 million), Hurricane Idalia ($3.6 million) and various flood events ($0.5 million), partially offset by favorable prior year development of $7.1 million.

Year Ended December 31, 2023 versus Year Ended December 31, 2022

The loss ratio for the year ended December 31, 2023 was 57.3%, compared to 81.2% for the year ended December 31, 2022, a decrease of 23.9 percentage points. The decrease was primarily driven by a lower level of catastrophe losses in the current year.

Attritional loss ratio - current year for the year ended December 31, 2023 was 51.1% compared to 52.9% for the year ended December 31, 2022, a decrease of 1.8 percentage points. The decrease in the current year attritional loss ratio was primarily driven by a generally lower level of current year attritional losses, partially offset by certain specific losses affecting casualty and property insurance and casualty and specialty reinsurance classes.

Attritional loss ratio - prior year for the year ended December 31, 2023 was an unfavorable 2.3% compared to an unfavorable 5.1% for the year ended December 31, 2022, a decrease of 2.8 percentage points. We experienced unfavorable prior year development for the year ended December 31, 2023 of $14.0 million, primarily driven by unfavorable development in property and casualty classes of business, partially offset by favorable development in specialty classes of business. This compared to unfavorable attritional loss prior year development for the year ended December 31, 2022 of $26.6 million, primarily driven by unfavorable development across discontinued casualty classes of business.

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

Acquisition Costs

	Acquisition Costs			% of Net Premiums Earned
	For the Years Ended December 31,			For the Years Ended December 31,
($ in thousands)	2024	2023	2022	2024	2023	2022	'24 vs '23 point r	'23 vs '22 point r
Property	$38,896	$26,947	$36,686	12.6%	12.2%	15.7%	0.4	(3.5)
Casualty	103,388	68,615	35,643	25.0%	23.7%	20.3%	1.3	3.4
Specialty	29,676	26,888	28,289	23.7%	25.8%	25.3%	(2.1)	0.5
Total	$171,960	$122,450	$100,618	20.3%	19.9%	19.3%	0.4	0.6

The acquisition cost ratio for the year ended December 31, 2024 increased to 20.3%, compared to 19.9% for the year ended December 31, 2023. The modest increase was primarily driven by a change in the mix of business, including more proportional business written in our casualty reinsurance and property reinsurance classes.

The acquisition cost ratio for the year ended December 31, 2023 increased to 19.9%, compared to 19.3% for the year ended December 31, 2022, reflecting the impact of higher reinstatement premiums earned by specialty reinsurance classes in the prior period and a change in business mix in casualty insurance and reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Other underwriting expenses	$61,189	$55,763	$49,301
Other underwriting expense ratio	6.3%	7.7%	9.4%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $61.2 million for the year ended December 31, 2024, an increase of $5.4 million, or 9.7%, compared to $55.8 million for the year ended December 31, 2023. The increase was primarily driven by an increase in salary and compensation costs, an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume, and professional fees.

Other underwriting expenses were $55.8 million for the year ended December 31, 2023, an increase of $6.5 million, or 13.1%, compared to $49.3 million for the year ended December 31, 2022. The increase was primarily driven by increases in certain variable performance based compensation costs.

The other underwriting expense ratios for the years ended December 31, 2024, 2023 and 2022 decreased over the same period at 6.3%, 7.7% and 9.4% as a result of the growth in premium base and certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$487,186	$143,655	$145,238
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	87,488	96,411	(73,377)
	$574,674	$240,066	$71,861

Net income (loss) attributable to non-controlling interest - TSHF	$212,729	$21,560	$68,064
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $487.2 million, $143.7 million and $145.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $274.5 million, $122.1 million and $77.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interests" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 16.3%, 7.6% and 4.6% for each of the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, gains in TS Hamilton Fund were led by single name U.S. equities trading in STV. The TS Hamilton Fund also saw positive contributions to gains from non-U.S. equities trading in ESTV. In ESTV, gains were experienced in all underlying regions. The TS Hamilton Fund also experienced gains from macroeconomic trading in FTV. In FTV, gains were led by equities, credit, and fixed income.

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

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $87.5 million and $96.4 million and a loss of $73.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the fixed maturity securities trading portfolio produced positive returns as the result of investment yield, partially offset by unrealized losses, primarily arising from U.S. treasury interest rate increases. During the year ended December 31, 2023, the fixed maturity securities trading portfolio produced positive returns as the rate of rising interest rates slowed and reinvested funds generated higher yields. During the year ended December 31, 2022, the negative mark-to-market impact of rising U.S. Treasury interest rates and other macroeconomic factors offset investment yield, giving rise to non-credit related net investment losses.

Other Income (Loss)

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Other income (loss), excluding third party fee income	$—	$397	$(315)

Other income (loss), excluding third party fee income, consists of varying insignificant items in each period.

Net Foreign Exchange Gains (Losses)

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net foreign exchange gains (losses)	$(3,231)	$(6,185)	$6,137

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $3.2 million and $6.2 million and gains of $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, were primarily driven by the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Corporate expenses	$61,111	$76,691	$20,142

Corporate expenses for the years ended December 31, 2024, 2023 and 2022, were $61.1 million, $76.7 million and $20.1 million, respectively, and typically consist of certain executive and Board compensation costs and professional fees.

Corporate expenses for the year ended December 31, 2024 were $61.1 million compared to $76.7 million for the year ended December 31, 2023, a decrease of $15.6 million. The decrease was primarily driven by $9.2 million of Value Appreciation Pool ("VAP") expense recorded for the year ended December 31, 2024, compared to $30.4 million of VAP expense recorded for the year ended December 31, 2023, partially offset by certain variable performance based compensation costs, an increased headcount and an increase in professional fees and insurance costs associated with operating as a public company.

Corporate expenses for the year ended December 31, 2023 were $76.7 million compared to $20.1 million for the year ended December 31, 2022, an increase of $56.6 million. The increase was primarily driven by $30.4 million of share based compensation expense related to the VAP. An additional $4.2 million of expense was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023, for a total year to date VAP expense of $34.5 million at December 31, 2023. The remainder of the increase was primarily driven by certain variable performance based compensation costs.

Impairment of Goodwill

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Impairment of goodwill	$—	$—	$24,082

In the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of $Nil, $Nil and $24.1 million, respectively, primarily arising from the annual goodwill impairment assessment. As of December 31, 2024 and 2023, there was $Nil goodwill recorded on the balance sheet.

Amortization of Intangible Assets

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Amortization of intangible assets	$15,520	$10,783	$12,832

Amortization of intangible assets of $15.5 million, $10.8 million and $12.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, relates to internally developed software and intangible assets acquired in a business combination. The increase in amortization expense is primarily driven by the incremental expense associated with additional technology projects.

Interest Expense

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$22,616	$21,434	$15,741

Interest expense of $22.6 million, $21.4 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The movement in interest expense is primarily driven by the increase in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Income tax expense (benefit)	$8,402	$(25,066)	$3,104

The Company's subsidiaries and branches operate in jurisdictions that are subject to tax, specifically, the United Kingdom, Ireland and the United States. Our effective income tax rate may therefore fluctuate significantly, depending on the relative contribution of each jurisdiction to pre-tax income or loss within the Company in any given period.

Hamilton Group and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda in 2023 and prior. On December 27, 2023, Bermuda enacted a 15% corporate income tax that generally became effective on January 1, 2025. The legislation defers the effective tax date until 2030 for Bermuda companies that meet certain requirements. The Company expects to meet those requirements to remain exempt until 2030. The legislation included a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime with respect to which the Company has recorded a deferred tax asset.

Income tax expense of $8.4 million for the year ended December 31, 2024 is primarily driven by withholding taxes on investment income from TS Hamilton Fund and income tax expense on earnings from our London, Dublin, and U.S. operations, partially offset by a decrease in valuation allowance.

Income tax benefit of $25.1 million for the year ended December 31, 2023 is primarily driven by the economic transition adjustment discussed above, partially offset by withholding taxes on investment income from the TS Hamilton Fund and income tax expense on earnings from our U.K. operations which was offset by a decrease in valuation allowance.

Income tax expense of $3.1 million for the year ended December 31, 2022, is primarily driven by withholding taxes on investment income from the TS Hamilton Fund and an increase in valuation allowance, partially offset by an income tax benefit from losses in our U.K., U.S. and Ireland operations.

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

	As at December 31,
($ in thousands, except for share and per share amounts)	2024	2023
Closing common shareholders' equity	$2,328,709	$2,047,850
Closing common shares outstanding	101,466,997	110,225,103
Book value per common share	$22.95	$18.58

Book value per common share was $22.95 at December 31, 2024, a $4.37 or 23.5% increase from the Company’s book value per common share of $18.58 at December 31, 2023. The increase was primarily driven by the Company’s net income attributable to common shareholders of $400.4 million and the accretive impact of share repurchases (see Note 11, Share Capital in the accompanying audited consolidated financial statements for further details).

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

	As at December 31,
($ in thousands, except for share and per share amounts)	2024	2023
Closing common shareholders' equity	$2,328,709	$2,047,850
Intangible assets	93,121	90,996
Closing common shareholders' equity, less intangible assets	$2,235,588	$1,956,854

Closing common shares outstanding	101,466,997	110,225,103
Tangible book value per common share	$22.03	$17.75

Tangible book value per common share was $22.03 at December 31, 2024, a $4.28 or 24.1% increase from the Company’s tangible book value per common share of $17.75 at December 31, 2023. The increase in tangible book value per common share was primarily driven by the Company’s net income attributable to common shareholders and the accretive impact of share repurchases (see Note 11, Share Capital in the accompanying audited consolidated financial statements for further details).

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss) attributable to common shareholders	400,429	258,727	(97,999)
Average common shareholders' equity for the period	2,188,280	1,856,017	1,708,392
Return on average common shareholders' equity	18.3%	13.9%	(5.7)%

ROACE was 18.3% for the year ended December 31, 2024, compared to 13.9% for the year ended December 31, 2023. The increase was primarily driven by the higher net income attributable to common shareholders for the year ended December 31, 2024.

ROACE was 13.9% for the year ended December 31, 2023, compared to (5.7)% for the year ended December 31, 2022. The increase was primarily driven by the higher net income attributable to common shareholders for the year ended December 31, 2023.

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

The table below reconciles underwriting income (loss) to net income (loss), the most comparable GAAP financial measure:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Underwriting income (loss)	$149,364	$129,851	$(31,717)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	574,674	240,066	71,861
Other income (loss), excluding third party fee income	—	397	(315)
Net foreign exchange gains (losses)	(3,231)	(6,185)	6,137
Corporate expenses	(61,111)	(76,691)	(20,142)
Impairment of goodwill	—	—	(24,082)
Amortization of intangible assets	(15,520)	(10,783)	(12,832)
Interest expense	(22,616)	(21,434)	(15,741)
Income tax (expense) benefit	(8,402)	25,066	(3,104)
Net income (loss), prior to non-controlling interest	$613,158	$280,287	$(29,935)

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

The table below reconciles third party fee income to other income (loss), the most comparable GAAP financial measure:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Third party fee income	$23,752	$18,234	$11,631
Other income (loss), excluding third party fee income	—	397	(315)
Other income (loss)	$23,752	$18,631	$11,316

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most comparable GAAP financial measure:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Other underwriting expenses	$210,013	$183,165	$157,540
Corporate expenses	61,111	76,691	20,142
General and administrative expenses	$271,124	$259,856	$177,682

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

Cash and Investments

At December 31, 2024 and 2023, total cash and investments was $4.9 billion and $4.0 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at December 31,
($ in thousands)	2024		2023
Fixed maturity investments, at fair value	$2,377,862	49%	$1,831,268	46%
Short-term investments, at fair value	497,110	10%	428,878	11%
	2,874,972	59%	2,260,146	57%
Investments in Two Sigma Funds, at fair value	939,381	19%	851,470	21%
Total investments	3,814,353	78%	3,111,616	78%
Cash and cash equivalents	996,493	20%	794,509	20%
Restricted cash and cash equivalents	104,359	2%	106,351	2%
Total cash	1,100,852	22%	900,860	22%
Total cash & investments	$4,915,205	100%	$4,012,476	100%

Total cash and investments increased from $4.0 billion at December 31, 2023 to $4.9 billion at December 31, 2024. The increase was primarily driven by positive investment returns on both the fixed maturities and short-term investments trading portfolio and the TS Hamilton Fund, for the year ended December 31, 2024. The Company also continued to deploy more cash into the fixed maturity trading portfolio to take advantage of higher U.S. treasury interest rates. The TS Hamilton Fund represents $2.0 billion and $1.8 billion of the total cash and investments at December 31, 2024 and 2023, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

The fair value of the Company’s fixed maturity trading portfolio and short-term investments increased from $2.3 billion at December 31, 2023 to $2.9 billion at December 31, 2024, due to increases in both the fixed maturity trading portfolio and the short-term investments held by TS Hamilton Fund.

Short-term investments at December 31, 2024 and 2023 of $497.1 million and $428.9 million, respectively, include $496.0 million and $428.9 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See discussion below for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	As at December 31,
	2024			2023
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$711,103	25%	Aaa	$708,250	31%	Aaa
U.S. states, territories and municipalities	13,231	0%	Aa2	4,370	0%	Aa2
Non-U.S. sovereign governments and supranationals	67,527	2%	Aa1	56,246	2%	Aa2
Corporate	1,143,060	41%	A3	863,876	39%	A3
Residential mortgage-backed securities - Agency	272,611	9%	Aaa	168,513	7%	Aaa
Residential mortgage-backed securities - Non-agency	16,754	1%	Aaa	4,984	0%	Aaa
Commercial mortgage-backed securities - Non-agency	39,686	1%	Aaa	10,423	1%	Aa1
Other asset-backed securities	113,890	4%	Aaa	14,606	1%	Aaa
Total fixed maturities	2,377,862	83%	Aa3	1,831,268	81%	Aa3
Short-term investments	497,110	17%	Aaa	428,878	19%	Aaa
Total fixed maturities and short-term investments	$2,874,972	100%	Aa2	$2,260,146	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	As at December 31,
	2024	2023
Average credit quality	Aa3	Aa3
Average yield to maturity	4.7%	4.5%
Expected average duration (in years)	3.4	3.3

At December 31, 2024 and 2023, approximately 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa2 or higher) by third party rating services. There were no non-investment grade securities in the fixed maturities and short-term investments trading portfolio. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, at December 31, 2024 and 2023 was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 4.7% at December 31, 2024 from 4.5% at December 31, 2023.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio increased modestly to 3.4 years at December 31, 2024 from 3.3 years at December 31, 2023.

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

•FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products.
•STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives.
•ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives.

At December 31, 2024, the Company owns a 14.3%, 17.8% and 9.8% interest in each of the FTV, STV and ESTV funds, respectively.

Effective January 1, 2025, the Company amended its existing investment in Two Sigma Funds to include an allocation to the following portfolios: Two Sigma Absolute Return Portfolio, LLC ("ATV"), Two Sigma Horizon Portfolio, LLC ("HTV"), Two Sigma Navigator Portfolio, LLC ("NTV"), and Two Sigma Kuiper Portfolio, LLC ("KTV").

•ATV primarily utilizes a global equity market neutral systematic strategy, predominantly trading equity securities, equity-related derivatives, and foreign exchange contracts.
•KTV primarily utilizes non-systematic, discretionary strategies that combine human discretion with quantitative analysis to trade futures, futures options, foreign currency spot, forward and option contracts, exchange-traded products ("ETPs") and ETP options, debt securities, and various types of derivatives and other instruments.
•HTV utilizes systematic strategies and non-systematic, discretionary strategies to trade futures, futures options, foreign currency spot, forward and option contracts, ETPs and ETP options, debt securities, and various types of derivatives and other instruments.
•NTV utilizes non-systematic, discretionary macro strategies that combine human discretion with quantitative analysis for purposes of trading globally across various asset classes.

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

The Company’s investments in Two Sigma Funds are as follows:

	December 31, 2024			December 31, 2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$308,061	$(15,520)	$292,541	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	360,997	102,267	463,264	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	136,565	47,011	183,576	142,981	31,156	174,137
Total	$805,623	$133,758	$939,381	$770,191	$81,279	$851,470

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $851.5 million at December 31, 2023 to $939.4 million at December 31, 2024 is primarily driven by investment gains and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the three trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

	December 31,
($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$578,230	$479,255
Short-term investments	496,008	428,878
Investments in Two Sigma Funds, at fair value	939,381	851,470
Receivables for investments sold	73,322	41,087
Interest and dividends receivable	945	966
Total assets	2,087,886	1,801,656

Liabilities
Payable for investments purchased	100,469	62,440
Withdrawal payable	100,420	6,480
Accounts payable and accrued expenses	233	191
Total liabilities	201,122	69,111
Total net assets managed by TS Hamilton Fund	$1,886,764	$1,732,545

Total net assets in TS Hamilton Fund were $1.9 billion and $1.7 billion at December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At December 31, 2024 and 2023, total unrestricted cash and cash equivalents were $996.5 million and $794.5 million, respectively, and total restricted cash and cash equivalents were $104.4 million and $106.4 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Insurance Group, Ltd.’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 17, Statutory Requirements in the accompanying audited consolidated financial statements for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies.

During the years ended December 31, 2024, 2023 and 2022, Hamilton Insurance Group, Ltd. received $197.5 million, $44.0 million, and $137.0 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, common share repurchases, capital investments in subsidiaries, and payment of corporate operating expenses. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 11, Share Capital in the accompanying audited consolidated financial statements for further detail of common share repurchases in the year ended December 31, 2024. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $547.0 million at December 31, 2024, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

Hamilton Insurance Group, Ltd.’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to Hamilton Insurance Group, Ltd. The subsidiaries’ remaining cash flows are generally invested into the investment portfolio and used to fund common share repurchases or acquisitions.

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

The payment of dividends by operating subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate. In addition, insurance laws require the insurance subsidiaries to maintain certain measures of solvency and liquidity. Management believes that each of the Company’s insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2024. Certain of the subsidiaries and branches are required to file Financial Condition Reports ("FCR"), with their regulators, which provide details on solvency and financial performance. Where required, these FCRs are posted on the Company’s website.

The regulations governing the Company’s principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity are discussed in Note 17, Statutory Requirements in the Company's audited consolidated financial statements as included in this Form 10-K.

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Total cash provided by (used in):
Operating activities	$759,303	$283,155	$190,927
Investing activities	(184,160)	(652,088)	133,102
Financing activities	(362,688)	59,016	(69,617)
Effect of exchange rate changes on cash	(12,463)	3,574	(11,335)
Net increase (decrease) in cash and cash equivalents	$199,992	$(306,343)	$243,077

Net cash provided by (used in) operating activities was $759.3 million, $283.2 million and $190.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(184.2) million, $(652.1) million and $133.1 million in the years ended December 31, 2024, 2023 and 2022, respectively, primarily driven by the timing of investing activities and the net proceeds of both turnover and new investment in our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(362.7) million, $59.0 million and $(69.6) million for the years ended December 31, 2024, 2023 and 2022, respectively. Net cash used in financing activities for the year ended December 31, 2024 was primarily driven by incentive allocations paid to TS Hamilton Fund and share repurchases. See Note 11, Share Capital in the accompanying audited consolidated financial statements for further detail of common share repurchases in the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2023 was primarily driven by the proceeds of shares issued in connection with the Company's Initial Public Offering ("IPO"), partially offset by incentive allocations paid to TS Hamilton Fund. Net cash used in financing activities for the year ended December 31, 2022 was primarily driven by incentive allocations paid to TS Hamilton Fund.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic losses. However, should claim payment obligations accelerate beyond the Company’s ability to fund payments from operating cash flows, the Company would utilize cash and cash equivalent balances and/or liquidate a portion of the Company’s fixed maturities and short-term investments trading portfolio and/or access certain credit facilities. The Company’s fixed maturities and short-term investments trading portfolio is heavily weighted towards conservative, high quality and highly liquid securities.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at December 31, 2024 could be available in one to three business days under normal market conditions, except for $470.6 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying audited consolidated financial statements) and $301.2 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 10, Debt and Credit Facilities in the accompanying audited consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at December 31,
($ in thousands)	2024	2023
Shareholders' equity	$2,328,709	$2,047,850

The Company’s consolidated shareholders' equity was $2.3 billion at December 31, 2024, an increase of 13.7% compared to $2.0 billion at December 31, 2023. The primary driver of the increase in total capital was the Company's net income attributable to common shareholders of $400.4 million for the year ended December 31, 2024, partially offset by share repurchases (see Note 11, Share Capital in the accompanying audited consolidated financial statements for further details).

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of December 31, 2024, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	December 31,
($ in thousands)	2024	2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,463	150,981
Unamortized loan issuance costs	$55	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to investment income. The Company amortized debt issuance costs of $0.1 million or less in each of the years ended December 31, 2024, 2023 and 2022.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
	December 31,
Issued, outstanding and fully paid:	2024	2023
Class A common shares (2024: 17,820,078 and 2023: 28,644,807)	$178	$286
Class B common shares (2024: 64,271,249 and 2023: 56,036,067)	643	560
Class C common shares (2024: 19,375,670 and 2023: 25,544,229)	194	255
Total	$1,015	$1,101

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150 million (the “Authorization”), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the year ended December 31, 2024, 1.5 million Class B common shares at an aggregate cost of $28.1 million and an average price of $18.89 per common share were repurchased and cancelled and $121.9 million remained available for purchase under the Authorization.

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of our Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, a maximum of 14.92% of the total combined voting power, calculated by multiplying (a) 9.5% and (b) the quotient of dividing (x) the total number of directors by (y) the number of directors elected by holders of Class B common shares). In addition, the Board of Directors may, in its absolute discretion, limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company, any subsidiary of the Company, or any direct or indirect shareholder or its affiliates.

On September 13, 2024, 1.7 million Class A common shares were converted into Class C common shares at the request of the Class A Members and as approved by the Board.

During the year ended December 31, 2024, 7.9 million Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re, Ltd. entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments respectively, with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On November 15, 2024, letter of credit capacity under this facility was increased to $250 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At December 31, 2024, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

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

On October 25, 2024, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 25, 2025. The facility bears a fee of 140 basis points on the total available capacity.

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

The Company’s obligations under its credit facilities require the Company, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at December 31, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund or the Company's fixed income security portfolio or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	December 31, 2024
Available letter of credit and revolving loan facilities - commitments	$1,045,000
Available letter of credit and revolving loan facilities - in use	789,993

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$230,833
Pledged interests in fixed income portfolio	296,464
Cash	4,713

Financial Strength Ratings

The Company’s principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies A.M. Best, Fitch Ratings and Kroll Bond Rating Agency. These ratings are publicly announced, and are available directly from the agencies' websites.

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

On March 14, 2024, A.M. Best, an NRSRO, affirmed the Financial Strength Rating of "A-" (Excellent) and the Long-Term Issuer Credit Ratings ("ICR") of "a-" (Excellent) of Hamilton Select. The rating outlook is "Stable".

On April 30, 2024, A.M. Best, an NRSRO, upgraded the Financial Strength Rating to "A" (Excellent) from "A-" (Excellent) and the ICR of "a" (Excellent) from "a-" (Excellent) of Hamilton Re and HIDAC, each a wholly owned subsidiary of Hamilton Insurance Group. The outlook on these ratings was revised to "Stable" from "Positive", also on April 30, 2024.

On July 2, 2024, Fitch, an NRSRO, published Hamilton Re’s Issuer Financial Strength Rating of "A-" (Strong) and Hamilton Insurance Group’s Issuer Default Rating of "BBB+". The rating outlook is "Stable".

On July 23, 2024, Kroll Bond Rating Agency, ("KBRA"), an NRSRO, affirmed the insurance financial strength rating of "A" of Hamilton Re and the "BBB+" issuer rating of Hamilton Insurance Group. The outlook on these ratings was changed to "Stable" from "Positive", also on July 23, 2024.

On August 7, 2024, A.M. Best increased its financial strength rating of the Lloyd's market from "A" to "A+" with a stable outlook. Our Lloyd’s syndicate benefits from financial strength ratings of "A+" (Superior) from A.M. Best and "AA-" from each of S&P Global, KBRA and Fitch. All outlooks on these ratings are "Stable".

On February 7, 2025, Fitch Ratings ("Fitch"), a Nationally Recognized Statistical Rating Organization ("NRSRO"), assigned an Issuer Financial Strength Rating of "A-" (Strong) to HIDAC. The rating outlook is "Stable".

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2024.

See Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses for a detailed discussion of losses and loss adjustment expenses.

See Note 8, Reserve for Losses and Loss Adjustment Expenses in the accompanying audited consolidated financial statements for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in the accompanying audited consolidated financial statements and related notes thereto included in this Form 10-K for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

Contractual Obligations and Commitments

Contractual obligations and commitments by period due were:

($ in thousands)	Payment Due by Year
December 31, 2024	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt(1)	$150,000	$150,000	$—	$—	$—
Estimated interest payments(1)	6,971	6,971	—	—	—
Total debt obligations	156,971	156,971	—	—	—
Losses and loss adjustment expenses(2)	3,532,491	1,092,273	1,186,015	564,689	689,514
Operating lease obligations(3)	10,138	2,431	5,680	1,909	118
Total	$3,699,600	$1,251,675	$1,191,695	$566,598	$689,632

(1) Estimated debt payments have been calculated in the above table with reference to the interest rate in effect at December 31, 2024. Refer to Note 10, Debt and Credit Facilities in the accompanying audited consolidated financial statements for further details.
(2) Losses and loss adjustment expenses are presented gross of estimated recoveries. The amount and timing of associated cash flows are subject to significant judgement based on the best information currently available and actual settlement may vary significantly from the estimates presented above. Refer to Critical Accounting Estimates, Losses and Loss Adjustment Expenses for further detail.
(3) Refer to Note 15, Commitments and Contingencies in our audited consolidated financial statements for further detail on our lease commitments.

Transactions with Related Parties

The discussion of transactions with related parties is included in Note 16, Related Party Transactions in the accompanying audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Qualitative and Quantitative Disclosures About Market Risk

Overview

We believe the Company’s exposure to market related risk arises primarily from interest rate risk, credit spread risk, foreign currency risk and inflation.

We performed a sensitivity analysis to estimate the effects that market risk exposures could have on the future earnings, fair values or cash flows at December 31, 2024 and 2023. Although this exercise focuses on identifying risk exposures that only impact the market value of assets, it is important to recognize that these risks are significantly mitigated by the Company’s investment strategy, which is designed to result in an economic valuation of assets and liabilities that is generally offsetting.

The sensitivity analysis performed at December 31, 2024 and 2023 presents hypothetical changes in cash flows, earnings and fair values of market sensitive instruments which were held by the Company on those dates in response to changes in valuation inputs selected by the Company. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain future market conditions occur. Actual future results may differ materially from these projections due to actual developments in the global financial markets that are inconsistent with our current assumptions. The analysis methods used by the Company to assess and mitigate risk should not be considered indicators of future events of losses.

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

The following tables summarize the aggregate hypothetical increase (decrease) in the fair value of the Company’s fixed maturity trading portfolio and short-term investments from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, and reflecting the use of an immediate time horizon, since this presents the worst-case scenario:

($ in thousands)	Interest Rate Shift in Basis Points
December 31, 2024	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$2,961,034	$2,917,688	$2,874,972	$2,831,836	$2,789,189
Percentage change in fair value	3.0%	1.5%	—%	(1.5)%	(3.0)%
Net increase (decrease) in fair value	$86,062	$42,716	$—	$(43,136)	$(85,783)

($ in thousands)	Interest Rate Shift in Basis Points
December 31, 2023	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$2,323,482	$2,291,642	$2,260,146	$2,228,959	$2,197,980
Percentage change in fair value	2.8%	1.4%	—%	(1.4)%	(2.8)%
Net increase (decrease) in fair value	$63,336	$31,496	$—	$(31,187)	$(62,166)

Credit Spread Risk

The Company considers the impact of credit spread movements on the fair value of our fixed maturity and short-term investments trading portfolio. As credit spreads widen, the fair value of our fixed maturity and short-term investments trading portfolio decreases, and vice versa.

The following tables summarize the aggregate hypothetical increase (decrease) in the fair value of the Company’s fixed maturity trading portfolio and short-term investments from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario:

($ in thousands)	Credit Spread Shift in Basis Points
December 31, 2024	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$2,930,844	$2,902,803	$2,874,972	$2,846,318	$2,817,766
Percentage change in fair value	1.9%	1.0%	—%	(1.0)%	(2.0)%
Net increase (decrease) in fair value	$55,872	$27,831	$—	$(28,654)	$(57,206)

($ in thousands)	Credit Spread Shift in Basis Points
December 31, 2023	-100	-50	Base	50	100
Fair value of fixed income securities and short-term investments	$2,295,013	$2,277,611	$2,260,146	$2,242,600	$2,224,888
Percentage change in fair value	1.5%	0.8%	—%	(0.8)%	(1.6)%
Net increase (decrease) in fair value	$34,867	$17,465	$—	$(17,546)	$(35,258)

Investment in Two Sigma Funds

At December 31, 2024, we hold investments in the following Two Sigma Funds: FTV, STV and ESTV. Our investments in these Two Sigma Funds are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the NAV provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheets. Increases or decreases in such fair value are recorded within net realized and unrealized gains (losses) on investments in the Company’s consolidated statements of operations. The Company records contributions and withdrawals related to its investments in the funds on the transaction date.

Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Two Sigma Funds as of December 31, 2024, the carrying value of these investments would have increased or decreased by approximately $93.9 million and $281.8 million, pre-tax, respectively. Assuming the same hypothetical 10% and 30% increase or decrease as of December 31, 2023, the carrying value of our investments in Two Sigma Funds would have increased or decreased by approximately $85.1 million and $255.4 million, pre-tax, respectively.

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

See Note 2(k) Foreign Exchange in the accompanying audited consolidated financial statements for additional information.

The following table summarizes the estimated effects that a hypothetical 10% movement in the value of the U.S. Dollar against select foreign currencies would have had on the carrying value of our net assets:

	December 31,
	2024		2023
($ in millions)	-10%	+10%	-10%	+10%
GBP	$(2.0)	$2.0	$3.5	$(3.5)
JPY	(0.7)	0.7	(0.2)	0.2
EUR	(6.3)	6.3	(1.5)	1.5
CAD	(2.6)	2.6	(2.7)	2.7
AUD	$(1.0)	$1.0	$(1.6)	$1.6
Effects of Inflation

Historically, inflation has not had a material effect on the Company’s consolidated results of operations. However, over the last several years, global economic inflation has increased, and there is a risk that it will remain elevated for an extended period. Inflation is subject to many macroeconomic factors beyond our control, including global banking policy, political risks and supply chain issues. An inflationary economy may result in higher losses and loss adjustment expenses, negatively impact the performance of our fixed income security investment portfolio, or increase our operating expenses, among other unfavorable effects. The ultimate effects of an inflationary or deflationary period are subject to high uncertainty and cannot be accurately estimated until the actual costs are known.

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

Recent Accounting Pronouncements

At December 31, 2024, there were no recently issued accounting pronouncements that have not yet been adopted that management expects would have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2(r), Recent Accounting Pronouncements in the accompanying audited consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
Reference is made to Item 15 of this Report for the accompanying audited consolidated financial statements of Hamilton Insurance Group, Ltd. and the Notes thereto, as well as the Schedules to the accompanying audited consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

There are inherent limitations to the effectiveness of any controls. Our Board and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of controls must reflect appropriate resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young Ltd, the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2024 and their attestation report on our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Hamilton Insurance Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Insurance Group, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Insurance Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedules and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2025

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended December 31, 2024, the following directors and officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408:

On November 12, 2024, Mr. Adrian Daws, Chief Executive Officer Hamilton Global Specialty and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common shares. Mr. Daws’ Rule 10b5-1 trading arrangement, which has a plan end date of September 2, 2025, provides for the sale of up to 24,000 Class B common shares pursuant to the terms of the plan and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On December 31, 2024, Ms. Megan Graves, Chief Executive Officer Hamilton Re, Ltd. and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common shares. Ms. Graves’ Rule trading arrangement, which has a plan end date of September 15, 2025, provides for the sale of up to 153,449 Class B common shares pursuant to the terms of the plan and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

We have adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale and other disposition of our securities by our directors, officers, employees, contractors, consultants, advisors and certain of their respective related persons or entities. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The remaining information required by this Item relating to our directors, executive officers and corporate governance shall be incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders. We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

The information required by this Item relating to executive compensation is incorporated herein by reference to information included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to information included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated herein by reference to information included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders. We intend to file our Proxy Statement no longer than 120 days after the close of the fiscal year.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The accompanying audited consolidated financial statements of Hamilton Insurance Group, Ltd. and related notes thereto are listed in the accompanying Index to the Consolidated Financial Statements and are filed as part of this Form 10-K.

Financial Statement Schedules

The Schedules to the accompanying audited consolidated financial statements of Hamilton Insurance Group, Ltd. are listed in the accompanying Index to Schedules to the Consolidated Financial Statements and are filed as a part of this Form 10-K.

Exhibit Index

Exhibit No.	Description
3.1
Memorandum of Association of Hamilton Insurance Group, Ltd. (incorporated by reference to Exhibit 3.1 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

3.2
Fourth Amended and Restated Bye-laws of Hamilton Insurance Group, Ltd. (incorporated by reference to Exhibit 3.2 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

3.3
Certificate of Deposit of Memorandum of Increase of Share Capital of Hamilton Insurance Group, Ltd. delivered to the Registrar of Companies on January 8, 2014 (incorporated by reference to Exhibit 3.3 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed March 7, 2024)

3.3.1
Certificate of Deposit of Memorandum of Increase of Share Capital of Hamilton Insurance Group, Ltd. delivered to the Registrar of Companies on September 27, 2023 (incorporated by reference to Exhibit 3.3.1 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

4.1
Registration Rights Agreement, dated as of December 23, 2013, by and among Hamilton Insurance Group, Ltd. and the parties set forth therein (incorporated by reference to Exhibit 10.3 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

4.2
Shareholders Agreement, dated as of November 14, 2023, by and among Hamilton Insurance Group, Ltd. and the parties set forth therein (incorporated by reference to Exhibit 4.2 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

4.3	Description of Hamilton Insurance Group, Ltd.’s Securities (incorporated by reference to Exhibit 4.3 to Hamilton Insurance Group, Ltd.'s Annual Report on Form 10-K filed on March 7, 2024)
10.1
Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.2 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.2†
Hamilton Insurance Group, Ltd. 2013 Equity Incentive Plan and Form of Award Agreements (incorporated by reference to Exhibit 10.4 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.3†
Hamilton Insurance Group, Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.3.1†
Form of Restricted Stock Unit Award Agreement (Time Vesting) and Hamilton Insurance Group, Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-8 (File No. 333-275463) filed on November 9, 2023)

10.3.2†
Form of Restricted Stock Unit Award Agreement (Performance Vesting) and Hamilton Insurance Group, Ltd. 2023 Equity Incentive Plan incorporated by reference to Exhibit 99.4 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-8 (File No. 333-275463) filed on November 9, 2023)

10.4†
Hamilton Insurance Group, Ltd. Value Appreciation Pool Rules and Form of Award Agreement (incorporated by reference to Exhibit 10.11 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.5†
Amended and Restated Employment Agreement, dated as of September 12, 2023, between Hamilton Insurance Group, Ltd. and Giuseppina C. Albo (incorporated by reference to Exhibit 10.6 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.5.1†
Addendum A dated March 6, 2024 to Amended and Restated Employment Agreement, dated as of September 12, 2023, between Hamilton Insurance Group, Ltd. and Giuseppina C. Albo (incorporated by reference to Exhibit 10.5.1 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.6†
Employment Agreement, dated as of April 27, 2021, between Hamilton U.S. Services LLC and Craig Howie (incorporated by reference to Exhibit 10.7 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.6.1†
Employment Agreement, dated as of March 6, 2024, between Hamilton Insurance Group, Ltd. and Craig Howie (incorporated by reference to Exhibit 10.6.1 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.7†
Employment Agreement, dated as of September 1, 2020, between Hamilton BDA Services Limited and Megan Thomas (incorporated by reference to Exhibit 10.8 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.7.1†
Addendum A dated March 6, 2024 to Employment Agreement, dated as of September 1, 2020, between Hamilton BDA Services Limited and Megan Thomas (incorporated by reference to Exhibit 10.7.1 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.8*†	Contract of Employment, dated March 18, 2021, between Hamilton UK Services Limited and Adrian Daws

10.8.1†
Addendum A dated March 6, 2024 to Contract of Employment, dated March 18, 2021, between Hamilton UK Services Limited and Adrian Daws (incorporated by reference to Exhibit 10.8.1 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.9*†	Amended and Restated Employment Agreement, dated August 6, 2022, between Hamilton BDA Services Limited and Gemma Carreiro
10.9.1*†	Addendum A dated June 3, 2024 to Amended and Restated Employment Agreement, dated August 6, 2022, between Hamilton BDA Services Limited and Gemma Carreiro
10.10
Fifth Amendment to Term Loan Credit Agreement, dated as of June 23, 2022 (incorporated by reference to Exhibit 10.13 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.11
Fifth Amended and Restated Credit Agreement, dated as of June 23, 2022 (incorporated by reference to Exhibit 10.14 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.12	Amendment and Restatement Agreement, dated as of October 28, 2024 (incorporated by reference to Exhibit 10.1 of Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on October 29, 2024)
10.13
Letter of Credit, dated as of August 13, 2021, among Hamilton Re, Ltd., Hamilton Insurance Designated Activity Company, Hamilton Insurance Group, Ltd. and Bank of Montreal, as amended by that certain First Amendment to Letter of Credit Agreement, dated as of August 11, 2023 (incorporated by reference to Exhibit 10.16 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.14
Second Amendment, dated as of August 12, 2024, to the Letter of Credit, dated as of August 13, 2021, among Hamilton Re, Ltd., Hamilton Insurance Designated Activity Company, Hamilton Insurance Group, Ltd. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on August 12, 2024)

10.15
Third Amended and Restated Reimbursement Agreement, dated as of August 30, 2017 (incorporated by reference to Exhibit 10.17 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.15.1
First Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 27, 2017 (incorporated by reference to Exhibit 10.14.1 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.2
Second Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 30, 2018 (incorporated by reference to Exhibit 10.14.2 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.3
Third Amendment to Third Amended and Restated Reimbursement Agreement, dated as of May 7, 2019 (incorporated by reference to Exhibit 10.14.3 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.4
Fourth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 16, 2019 (incorporated by reference to Exhibit 10.14.4 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.5
Fifth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.14.5 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.6
Sixth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 29, 2020 (incorporated by reference to Exhibit 10.14.6 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.7
Seventh Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 28, 2021 (incorporated by reference to Exhibit 10.14.7 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.8*	Eighth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 27, 2022
10.15.9
Ninth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of July 5, 2023 2022 (incorporated by reference to Exhibit 10.17.1 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on November 1, 2023)

10.15.10
Tenth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of October 26, 2023 (incorporated by reference to Exhibit 10.17.2 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on November 1, 2023)

10.15.11
Eleventh Amendment to Third Amended and Restated Reimbursement Agreement, dated as of November 24, 2023 (incorporated by reference to exhibit 10.14.11 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.12
Twelfth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of January 30, 2024 (incorporated by reference to Exhibit 10.14.12 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

10.15.13
Thirteenth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of January 30, 2024 (incorporated by reference to Exhibit 10.1 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on October 10, 2024)

10.16
Commitment Agreement with Two Sigma Investments, LP, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.18 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.17
Amended and Restated Investment Management Agreement, dated as of July 1, 2023, between Two Sigma Hamilton Fund, LLC and Two Sigma Investments, LP. (incorporated by reference to Exhibit 10.19 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.18
Fifth Amended and Restated Limited Liability Company Agreement of Two Sigma Hamilton Fund, LLC, dated as of July 1, 2023 (incorporated by reference to Exhibit 10.20 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.19
Investment Management Agreement, dated as of April 25, 2018 between DWS Investment Management Americas, Inc. (formerly Deutsche Investment Management Americas Inc.) and Hamilton Insurance Group, Ltd., for itself and its subsidiaries and affiliates (incorporated by reference to Exhibit 10.21 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.20
Amended and Restated Discretionary Investment Management Agreement, dated as of June 6, 2018, by and between Hamilton Managing Agency Limited (formerly Pembroke Managing Agency Limited) and Conning Asset Management Limited (incorporated by reference to Exhibit 10.22 of Hamilton Group Insurance, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.21
Discretionary Investment Management Agreement, dated as of July 1, 2019, by and between Hamilton Insurance Designated Activity Company (formerly Ironshore Europe DAC) and Conning Asset Management Limited (incorporated by reference to Exhibit 10.23 of Hamilton Insurance Group, Ltd.’s Registration Statement on Form S-1 (File No. 333-275000) filed on October 16, 2023)

10.22
Share Purchase Agreement dated May 8, 2024, by and among BSOF Master Fund L.P., BSOF Master Fund II L.P. and Hamilton Insurance Group, Ltd. (incorporated by reference to Exhibit 10.1 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on May 8, 2024)

19*	Hamilton Insurance Group, Ltd. Insider Trading Policy
21*	Subsidiaries of Hamilton Insurance Group, Ltd.
23*	Consent of Ernst & Young Ltd.
31.1*	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Hamilton Insurance Group, Ltd. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Hamilton Insurance Group, Ltd.’s Annual Report on Form 10-K filed on March 7, 2024)

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

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

/s/ Giuseppina Albo
Giuseppina Albo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

By:	/s/ Giuseppina Albo
Giuseppina Albo
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ David A. Brown
David A. Brown
Director

By:	/s/ H. Hawes Bostic, III
H. Hawes Bostic, III
Director

By:	/s/ Bradley Cooper
Bradley Cooper
Director

By:	/s/ William C. Freda
William C. Freda
Director

By:	/s/ John J. Gauthier
John J. Gauthier
Director

By:	/s/ Anu Karna
Anu Karna
Director

By:	/s/ Stephen W. Pacala
Stephen W. Pacala
Director

By:	/s/ Neil Patterson
Neil Patterson
Director

By:	/s/ Marvin Pestcoe
Marvin Pestcoe
Director

By:	/s/ Everard Barclay Simmons
Everard Barclay Simmons
Director

By:	/s/ Therese Vaughan
Therese Vaughan
Director

GLOSSARY OF SELECTED TERMS
ACML	Ada Capital Management Limited, our wholly owned subsidiary that provides underwriting agency services to Ada Re.
Acquisition expenses	The aggregate expenses incurred by a company that relate directly to acquiring business, including broker commissions and other costs paid to distribution partners.
Ada Re	Ada Re, Ltd. is a non-consolidated Bermuda special purpose insurer funded by investors and formed to provide fully collateralized natural catastrophe reinsurance and retrocession cover to both Hamilton Re and third-party cedants.
Attritional losses and loss ratio – current year and prior year development	Attritional Loss Ratio – current year is the attritional losses incurred by the company relating to the current year divided by net premium earned. Attritional Loss Ratio – prior year development is the attritional losses incurred by the company relating to prior years divided by net premium earned. Attritional losses and loss ratio – current year and prior year development are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. Refer to “Basis of Presentation—Presentation of Financial Information–Non-GAAP Financial Measures” for further details.
Book value per common share	Book value per common share is calculated by dividing total shareholders’ equity attributable to common shareholders by the number of common shares outstanding.
BMA	Bermuda Monetary Authority.
Bordereaux	A report prepared by an insurance company for a reinsurance company detailing either the policies that are covered by the reinsurance contract or the claims that are being submitted for payment under a reinsurance contract. These are usually for quota share treaties and are generally prepared on a quarterly basis.
Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Bye-laws	The Company's fourth amended and restated bye-laws.
Capacity	The amount of potential claims exposure that an insurer or reinsurer chooses to place at risk, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.
Case reserves	Loss reserves, established with respect to specific, individual reported claims that have not yet been paid.
Casualty Lines	Types of insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. Also referred to as liability reinsurance. It includes, but is not limited to workers’ compensation, automobile liability and general liability.
Catastrophe losses	A large loss, typically involving multiple claimants and includes both natural catastrophes such as earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, wildfires, tornadoes, and manmade disasters such as explosions and fire. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.
Catastrophe loss ratio – current year and prior year development	Catastrophe Loss Ratio – current year is the catastrophe losses incurred by the company relating to the current year divided by net premium earned. Catastrophe Loss Ratio – prior year development is the catastrophe losses incurred by the company relating to prior years divided by net premium earned. Catastrophe losses and loss ratio – current year and prior year development are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. Refer to “Basis of Presentation—Presentation of Financial Information—Non-GAAP Financial Measures” for further details.
CBI	Central Bank of Ireland.
Cede; cedant; ceding company	When a party reinsures some or all of its liability with another, it “cedes” business and is referred to as the “ceding company” or “cedant.”

Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Claims Frequency	The number of claims notified of during a given coverage period.
Class of Business	Class of business includes property, casualty, and specialty business.
Collateralized Reinsurance	A form of reinsurance in which the party assuming the risk is required to post collateral in order to cover any potential claim obligation. This allows non-traditional reinsurers, such as unrated carriers, to participate in the reinsurance market.
Combined Ratio	Combined ratio is a measure of our underwriting profitability and is expressed as the sum of the losses and loss adjustment expense ratio, acquisition cost ratio and other underwriting expense ratio. A combined ratio under 100% indicates an underwriting profit, while a combined ratio over 100% indicates an underwriting loss.
Demand surge	The temporary inflation of costs for building materials and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe.
Direct Insurance	Direct Insurance means an insurance contract between an insurance company and a policyholder.
Excess of loss reinsurance	Reinsurance which indemnifies the reinsured against that portion of losses and loss adjustment expenses incurred on the underlying policies in excess of a specified dollar or percentage loss ratio amount. Also known as non-proportional reinsurance.
Exclusions	A listing of specific types of coverage or loss that are not covered by a given insurance, reinsurance or retrocession contract.
E&S	Excess & Surplus lines.
Facultative Insurance	Reinsurance in which the cedant cedes, and the reinsurer assumes, all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured and is usually intended to cover individual risks not covered by their reinsurance policies because of the limits involved or because the risk is unusual.
Gross premiums earned	The portion of gross premiums written during or prior to a given period that was actually recognized as income revenue under U.S. GAAP accounting during such period.
Gross premiums written	Total premiums for assumed insurance, reinsurance or retrocession cover that was contractually agreed to during a given period.
Incurred but not reported (IBNR)	Expected payments for losses relating to insured events that have occurred but have not been reported to the reporting entity as of the statement date. As a practical matter, IBNR may include losses that have been reported to the reporting entity but have not yet been entered to the claims system or bulk provisions. Bulk provisions are reserves included with other IBNR reserves to reflect deficiencies in known case reserves.
Hamilton Group	The Company and its subsidiaries and affiliates.
Hamilton ILS	Hamilton ILS Holdings Limited, a Bermuda-based affiliate of Hamilton Re and the direct parent of Ada Capital Management Limited.
Hamilton Re	Hamilton Re, Ltd., our Bermuda-based wholly-owned subsidiary that is regulated by the BMA and licensed to write property, casualty, and specialty insurance and reinsurance.
Hamilton Re US	An arrangement between Hamilton Re and Hamilton ILS pursuant to which certain U.S. casualty and specialty reinsurance risks are written on the books of Hamilton Re.
Hamilton Select	Hamilton Select Insurance Inc., our wholly-owned U.S. domestic-based E&S carrier that is authorized to market and sell E&S products in all 50 states.
Hamilton Strategic Partnerships	Hamilton’s third-party capital business, comprised of Ada Re and Hamilton Managing Agency Limited, solely in its capacity as managing agent for Lloyd’s Syndicate 1947.
HIDAC	Hamilton Insurance Designated Activity Company, a Dublin-based insurer regulated by the CBI with a U.K. branch and a registered alien insurer with the NAIC affording access to write E&S business in all 50 states.
HMA or Hamilton Managing Agency	Hamilton Managing Agency Limited, our Lloyd’s Managing Agent that manages syndicates including Hamilton Syndicate 4000 (wholly aligned syndicate).

HMGA Americas	Hamilton Managing General Agency Americas, LLC, our wholly-owned U.S. subsidiary that has authority to write certain U.S. property, casualty, and specialty insurance and reinsurance on behalf of Hamilton Re, Lloyd’s Syndicate 4000 and HIDAC.
HUL	Hamilton Underwriting Limited, a former Lloyd’s managing agent that managed Lloyd’s Syndicate 3334.
IELR	Initial expected loss ratio.
Lead	In some insurance markets, the brokers find takers for insurance risks on the market and establish the policy terms with a leading underwriter, who also takes on a substantial share of the risk. The broker then looks for further cover providers, known as following underwriters, who accept the terms established by the leading underwriter and accept a share of the risk. When a leading underwriter establishes the policy terms, it is called the “lead.”
Line of business	Insurance or reinsurance line of business such as property, general liability, professional liability, automobile liability, or workers’ compensation.
Long tail	Types of insurance or reinsurance contracts under which claims tend to take a relatively long time to be reported and/or settle. Examples include several types of casualty lines.
Loss adjustment expenses	The expenses involved in settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss and loss adjustment expense reserves/loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Loss and loss adjustment expense reserves consist of “case reserves,” or reserves established with respect to individual reported claims, and “IBNR reserves.”
Loss portfolio transfer	A reinsurance contract or agreement in which an insurer cedes policies that have expired, often ones that have already incurred losses, to a reinsurer.
Loss and Loss Adjustment Expense Ratio	A financial ratio calculated by dividing net losses and loss expenses by net premiums.
Losses occurring	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract.
Managing Member	Two Sigma Principals, LLC., the managing member of the TS Hamilton Fund.
NAIC	National Association of Insurance Commissioners.
Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.
Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.
Other underwriting expense ratio	A ratio calculated by dividing non-acquisition expenses by net premiums. Examples of non-acquisition expenses include personnel costs, legal and professional fees, IT, travel and entertainment and communication costs. It also includes certain income items such as third-party fee income.
Personal lines	Types of insurance or reinsurance written for individuals or families, rather than for businesses.
Premiums	Premiums represent the cost of insurance that is paid by the policyholder or cedant to the insurer or the reinsurer for the risk being assumed.
Property catastrophe reinsurance	Contracts that are typically “natural catastrophe” in nature, meaning they protect against losses from earthquakes and hurricanes, as well as other natural catastrophes such as tornadoes, wildfires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption.
Property lines
Property reinsurance	Types of insurance or reinsurance which provide coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use caused by an insured peril.
Proportional reinsurance/Pro rata reinsurance/ Quota share reinsurance	In proportional/pro rata/quota share treaty reinsurance, the reinsurer assumes a proportional share of the original premiums and losses incurred by the insurance company.

Reinstatement premiums	The premium charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.
Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, commonly referred to as the ceding company or cedant, for all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.
Retention	Specific amount of loss that the ceding company or insured retains before the reinsurance limit applies.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Return on average common shareholders’ equity or ROACE	Calculated by dividing net income (loss) attributable to common shareholders by average common shareholders’ equity for the same period. Average common shareholders’ equity is the arithmetic mean of opening and closing total common shareholders’ equity for the stated periods.
Short-tail	Types of insurance or reinsurance contracts under which claims tend to take a relatively short time to be reported and/or settle. Examples include several types of property lines.
Specialty Insurance	Types of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.
Specialty Lines (of Business)	Include lines of business other than property or casualty, such as marine and energy, aviation, political violence and war and terror.
Submission	An unprocessed application for insurance, reinsurance or retrocessional coverage forwarded to an insurer, reinsurer or retrocessionaire by a broker or intermediary on behalf of such prospective ceding insurer, reinsurer or retrocessionaire.
Tangible book value	Calculated as total common shareholders' equity less goodwill and intangible assets as at the same date.
Tangible book value per common share	Calculated by dividing tangible book value (as defined above) by the total number of common shares outstanding at the same date.
Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between the primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all of that type or category of risk originally written by the primary insurer or reinsured. A treaty is generally valid for a period of one year and contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.
Two Sigma	Two Sigma Investments, LP, an investment manager.
TS Hamilton Fund	Two Sigma Hamilton Fund, LLC, a dedicated investment fund managed by Two Sigma for the Hamilton Group.
Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk.
Underwriting	The insurer’s or reinsurer’s process of reviewing submissions for insurance or reinsurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.
Underwriting income (loss)	A non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.” Refer also to “Basis of Presentation—Presentation of Financial Information—Non-GAAP Financial Measures” for further details.
Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Hamilton Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Insurance Group, Ltd. (the Company) as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Losses Incurred but not Reported
Description of the Matter
As disclosed in Notes 2 and 8 of the consolidated financial statements, reserves for losses and loss adjustment expenses includes reserves for unpaid reported losses (Case reserves) and for losses incurred but not reported (IBNR reserves). At December 31, 2024, IBNR reserves represented a significant portion of the $3,532 million of reserves for losses and loss adjustment expenses.
There is significant uncertainty inherent in determining management’s estimate of ultimate losses and loss adjustment expenses which is used to establish IBNR reserves. Management estimates its IBNR reserves for large events based upon discussions with brokers and cedants, use of proprietary loss modelling and pricing software, estimates of market loss and market share and experience from historical large events. IBNR reserves for attritional losses are established using actuarial loss reserving techniques. These techniques include the loss development factor method, Bornheutter Ferguson method, the Initial Expected Loss Ratio method, and other techniques. These techniques rely on estimates of paid and reported loss development patterns and estimates of the loss ratio at the inception of the contract. The Company’s actuaries may use other approaches in addition to those described and supplement these methods with judgment depending upon the characteristics of the class of business and available data. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claim severity and frequency, the expected duration of the respective claims development period, inadequacies in the data provided by industry participants, the potential for further reporting lags, significant uncertainty as it relates to legal issues under the relevant terms of insurance and reinsurance contracts and other factors, which may vary significantly as claims are settled.

Auditing management’s estimate for IBNR reserves was complex and required the involvement of our actuarial specialists due to the high degree of subjectivity inherent in management’s methods and assumptions used in the calculations which have a significant effect on the valuation of IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the relevant controls over the estimation process for IBNR reserves. This included, among others, evaluating management’s controls over the actuarial methods and assumptions selected to determine their recorded estimate.
To test IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection of significant actuarial methods and assumptions used in their analysis and a comparison of those methods used in prior periods and those used in the industry. We independently calculated a range of reasonable reserve estimates including performing independent projections and compared the range of reserve estimates to the Company’s recorded loss and loss adjustment expense reserves.

/s/ Ernst & Young Ltd.

We have served as the Company’s auditor since 2013.

Hamilton, Bermuda
February 27, 2025

Hamilton Insurance Group, Ltd.
Consolidated Balance Sheets

	December 31,
($ in thousands, except share information)	2024	2023
Assets
Fixed maturity investments, at fair value (amortized cost 2024: $2,422,917; 2023: $1,867,499)	$2,377,862	$1,831,268
Short-term investments, at fair value (amortized cost 2024: $495,630; 2023: $427,437)	497,110	428,878
Investments in Two Sigma Funds, at fair value (cost 2024: $805,623; 2023: $770,191)	939,381	851,470
Total investments	3,814,353	3,111,616
Cash and cash equivalents	996,493	794,509
Restricted cash and cash equivalents	104,359	106,351
Premiums receivable	771,707	658,363
Paid losses recoverable	134,406	145,202
Deferred acquisition costs	208,985	156,895
Unpaid losses and loss adjustment expenses recoverable	1,171,040	1,161,077
Receivables for investments sold	74,006	42,419
Prepaid reinsurance	218,921	194,306
Intangible assets	93,121	90,996
Other assets	208,642	209,621
Total assets	$7,796,033	$6,671,355

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,532,491	$3,030,037
Unearned premiums	1,122,277	911,222
Reinsurance balances payable	261,275	272,310
Payables for investments purchased	115,427	66,606
Term loan, net of issuance costs	149,945	149,830
Accounts payable and accrued expenses	185,361	186,887
Payables to related parties	100,420	6,480
Total liabilities	5,467,196	4,623,372

Non-controlling interest – TS Hamilton Fund	128	133

Shareholders’ equity
Common shares:
Class A, authorized (2024: 26,944,807 and 2023: 28,644,807), par value $0.01; issued and outstanding (2024: 17,820,078 and 2023: 28,644,807)	178	286
Class B, authorized (2024: 80,205,911 and 2023: 72,337,352), par value $0.01; issued and outstanding (2024: 64,271,249 and 2023: 56,036,067)	643	560
Class C, authorized (2024: 19,375,670 and 2023: 25,544,229), par value $0.01; issued and outstanding (2024: 19,375,670 and 2023: 25,544,229)	194	255
Additional paid-in capital	1,163,609	1,249,817
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,168,526	801,373
Total shareholders’ equity	2,328,709	2,047,850

Total liabilities, non-controlling interest, and shareholders’ equity	$7,796,033	$6,671,355

See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
($ in thousands, except per share information)	2024	2023	2022
Revenues
Gross premiums written	$2,422,582	$1,951,038	$1,646,673
Reinsurance premiums ceded	(501,413)	(470,600)	(424,809)
Net premiums written	1,921,169	1,480,438	1,221,864

Net change in unearned premiums	(186,440)	(161,905)	(78,150)
Net premiums earned	1,734,729	1,318,533	1,143,714

Net realized and unrealized gains (losses) on investments	511,407	209,610	93,348
Net investment income (loss)	63,267	30,456	(21,487)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	574,674	240,066	71,861

Other income (loss)	23,752	18,631	11,316
Net foreign exchange gains (losses)	(3,231)	(6,185)	6,137
Total revenues	2,329,924	1,571,045	1,233,028

Expenses
Losses and loss adjustment expenses	1,010,173	714,603	758,333
Acquisition costs	388,931	309,148	271,189
General and administrative expenses	271,124	259,856	177,682
Impairment of goodwill	—	—	24,082
Amortization of intangible assets	15,520	10,783	12,832
Interest expense	22,616	21,434	15,741
Total expenses	1,708,364	1,315,824	1,259,859

Income (loss) before income tax	621,560	255,221	(26,831)
Income tax expense (benefit)	8,402	(25,066)	3,104
Net income (loss)	613,158	280,287	(29,935)

Net income (loss) attributable to non-controlling interest	212,729	21,560	68,064

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$400,429	$258,727	$(97,999)

Per share data
Basic income (loss) per share attributable to common shareholders	$3.81	$2.47	$(0.95)
Diluted income (loss) per share attributable to common shareholders	$3.67	$2.44	$(0.95)

See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Common shares
Balance, beginning of year	$1,101	$1,030	$1,025
Issuance of common shares	26	73	7
Repurchases of common shares	(112)	(2)	(2)
Balance, end of year	1,015	1,101	1,030

Additional paid-in capital
Balance, beginning of year	1,249,817	1,120,242	1,110,248
Issuance of common shares	370	82,924	308
Repurchases of common shares	(116,962)	(1,896)	(1,098)
Share compensation expense	30,384	48,547	10,784
Balance, end of year	1,163,609	1,249,817	1,120,242

Accumulated other comprehensive income (loss)
Balance, beginning and end of year	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of year	801,373	547,352	645,769
Net income (loss)	613,158	280,287	(29,935)
Net income (loss) attributable to non-controlling interest	(212,729)	(21,560)	(68,064)
Share compensation expense	—	(4,169)	—
Repurchases of common shares	(33,276)	(537)	(418)
Balance, end of year	1,168,526	801,373	547,352

Total shareholders’ equity	$2,328,709	$2,047,850	$1,664,183
See accompanying notes to the consolidated financial statements.

Hamilton Insurance Group, Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Operating activities
Net income (loss)	$613,158	$280,287	$(29,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,466	12,410	14,994
Share compensation expense	30,384	44,378	10,784
Net realized (gains) losses on investments	(468,068)	(84,513)	(258,653)
Change in net unrealized (gains) losses on investments	(43,339)	(125,097)	165,305
Impairment of goodwill	—	—	24,082
Other items	3,831	(6,529)	12,494
Change in:
Premiums receivable	(113,344)	(135,693)	(60,397)
Paid losses recoverable	10,796	(54,547)	(11,408)
Deferred acquisition costs	(52,090)	(41,748)	(16,323)
Prepaid reinsurance	(24,615)	(29,993)	(11,764)
Unpaid losses and loss adjustment expenses recoverable	(9,963)	16,786	(65,320)
Other assets	1,158	(42,669)	(41,894)
Reserve for losses and loss adjustment expenses	502,454	173,762	440,784
Unearned premiums	211,055	193,034	96,733
Reinsurance balances payable	(11,035)	27,990	(42,476)
Accounts payable and accrued expenses and other	92,455	55,297	(36,079)
Net cash provided by (used in) operating activities	759,303	283,155	190,927

Investing activities
Proceeds from redemptions from Two Sigma Funds	2,874,348	2,591,705	2,592,289
Contributions to Two Sigma Funds	(2,481,159)	(2,554,888)	(2,464,902)
Purchases of fixed maturity investments	(1,929,974)	(1,221,576)	(705,144)
Proceeds from sales, redemptions and maturity of fixed maturity investments	1,381,128	688,978	420,702
Purchases of short-term investments	(1,831,596)	(1,506,241)	(1,551,834)
Proceeds from sales of short-term investments	1,804,670	1,389,409	1,843,007
Change in receivables for investments sold	(31,587)	(42,048)	(345)
Change in payables for investments purchased	48,821	18,511	12,920
Other	(18,811)	(15,938)	(13,591)
Net cash provided by (used in) investing activities	(184,160)	(652,088)	133,102

Financing activities
Issuance of common shares	26	73	7
Repurchases of common shares	(150,350)	(2,435)	(1,518)
Contribution of additional paid-in capital	370	82,924	308
Term loan, net of issuance costs	—	—	(345)
Withdrawal of non-controlling interest	(212,734)	(21,546)	(68,069)
Net cash provided by (used in) financing activities	(362,688)	59,016	(69,617)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(12,463)	3,574	(11,335)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	199,992	(306,343)	243,077
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	900,860	1,207,203	964,126
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,100,852	$900,860	$1,207,203

Net income taxes paid	$10,662	$4,211	$9,971
Interest paid	$22,419	$21,608	$15,655

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

c.Fair Value Measurements

Details on assets and liabilities that have been included under the requirements of authoritative guidance on fair value measurements to illustrate the bases for determining the fair values of these items held by the Company are included in Note 4, Fair Value and each respective section of this significant accounting policies note.

Where the Company has elected to account for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic Fair Value Measurements and Disclosures, the Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations. See Note 2j, Investments for further detail.

d.Premiums and Acquisition Costs
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

e.Concentrations of Credit Risk

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
f.Reinsurance

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk with other reinsurers. Ceded reinsurance contracts do not relieve the Company of its primary obligation to policyholders. Prepaid reinsurance represents the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in place. Amounts recoverable from reinsurers are estimated based on the terms and conditions of the reinsurance contracts, in a manner consistent with the underlying liabilities insured or reinsured by the Company. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the periods in which they are determined. Amounts recoverable from reinsurers are recorded net of an allowance for expected credit losses. See Note 7, Reinsurance, for further details.

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

g.Credit Loss Provisions

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

The method for calculating the best estimate of losses depends on the size, nature, and risk characteristics of the related underwriting receivable. Such an estimate requires consideration of historical loss experience, current economic conditions, and judgments about the probable effects of relevant observable data, including historical information, counterparty financial strength ratings and the extent of collateralization. The underlying assumptions, estimates and assessments are updated periodically to reflect the Company's view of current conditions. Changes in estimates may significantly affect the allowance and provision for losses. It is possible that the Company's actual credit loss experience will differ materially from current estimates. Adjustments, if any, are recorded in earnings in the periods in which they become known. See Note 7, Reinsurance, for further details.

h.Reserve for Losses and Loss Adjustment Expenses

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

Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claim severity and frequency, the expected duration of the respective claims development period, inadequacies in the data provided by industry participants, the potential for further reporting lags, significant uncertainty as it relates to legal issues under the relevant terms of insurance and reinsurance contracts, and other factors, which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the periods in which they become known. See Note 8, Reserve for Losses and Loss Adjustment Expenses, for further details.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
i.Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

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

j.Investments

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

k.Foreign Exchange

Monetary assets and liabilities denominated in foreign currencies are revalued into the functional currency of each entity using the exchange rates in effect at the balance sheet date, with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are revalued at the exchange rates in effect on the transaction date.

The Company’s reporting currency as at December 31, 2024 is the U.S. Dollar ("USD"). The functional currency of the Company's U.K. subsidiaries changed from GBP to USD on January 1, 2017. The accumulated other comprehensive loss recorded prior to the change in functional currency will remain on the balance sheet until such time as the U.K. operations are sold, or substantially liquidated.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
l.Share Based Compensation

The Company issues restricted stock units, performance stock units and warrants and may issue other equity-based awards to its employees. Compensation cost is measured at the grant date fair value and expensed over the period for which the employee is required to provide services in exchange for the award. For awards subject to graded vesting, the awards are separated into vesting tranches, which are amortized over their respective vesting periods. Forfeitures are recognized as they occur.

See Note 12, Share Incentive Plans, for further details of the accounting treatment for the Value Appreciation Pool ("VAP").

m.Intangible Assets

The Company accounts for goodwill and other intangible assets that arise from business combinations in accordance with FASB ASC Topic Intangibles - Goodwill and Other. A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill or other intangible assets, according to their nature. Goodwill and other intangible assets with indefinite useful lives are not amortized. Other intangible assets with a finite life are amortized over the estimated useful lives of the assets. All recorded goodwill was written down in the year ended December 31, 2022, primarily as a result of the annual impairment assessment, and the Company has no recorded goodwill at December 31, 2024 or 2023.

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

n.Variable Interest Entities

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

o.Non-Controlling Interest

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
p.Earnings Per Share

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

q.Income Taxes

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

r.Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting, which enhances the qualitative and quantitative disclosures related to reportable segments. The Company adopted this guidance for the year ended December 31, 2024 and it did not have a material impact on the Company’s results of operations, financial position, cash flows or disclosures.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expenses, which enhances the quantitative and qualitative disclosures related to specified information about certain costs and expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$717,134	$5,137	$(14,021)	$708,250
U.S. states, territories and municipalities	4,656	—	(286)	4,370
Non-U.S. sovereign governments and supranationals	55,662	2,175	(1,591)	56,246
Corporate	877,493	8,443	(22,060)	863,876
Residential mortgage-backed securities - Agency	180,661	435	(12,583)	168,513
Residential mortgage-backed securities - Non-agency	5,639	16	(671)	4,984
Commercial mortgage-backed securities - Non-agency	11,473	—	(1,050)	10,423
Other asset-backed securities	14,781	20	(195)	14,606
Total fixed maturities	1,867,499	16,226	(52,457)	1,831,268
Short-term investments	427,437	1,441	—	428,878
Total	$2,294,936	$17,667	$(52,457)	$2,260,146

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$191,976	$190,229
Due after one through five years	1,438,250	1,419,173
Due after five through ten years	327,869	321,983
Due after ten years	4,270	3,536
Mortgage-backed securities	346,555	329,051
Asset-backed securities	113,997	113,890
Total	$2,422,917	$2,377,862

Investments in Two Sigma Funds

The Company’s investments in Two Sigma Funds are as follows:

	December 31, 2024			December 31, 2023
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Futures Portfolio, LLC (FTV)	$308,061	$(15,520)	$292,541	$433,911	$(38,105)	$395,806
Two Sigma Spectrum Portfolio, LLC (STV)	360,997	102,267	463,264	193,299	88,228	281,527
Two Sigma Equity Spectrum Portfolio, LLC (ESTV)	136,565	47,011	183,576	142,981	31,156	174,137
Total	$805,623	$133,758	$939,381	$770,191	$81,279	$851,470

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

•FTV primarily utilizes systematic strategies to gain broad macro exposure to FX, fixed income, equity and credit indices and commodities, predominantly by trading futures, spots, forwards, options, swaps, cash bonds and exchange traded products.
•STV primarily utilizes systematic strategies to trade U.S.-listed equity securities and related instruments and derivatives.
•ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities and related instruments and derivatives.

At December 31, 2024, the Company owns a 14.3%, 17.8% and 9.8% interest in each of the FTV, STV and ESTV funds, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table summarizes certain investments of FTV, STV and ESTV where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	December 31, 2024
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
Goldman Sachs Financial Square Treasury Obligations Fund	111,926	$111,926	5.9%
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio	109,471	$109,471	5.8%
JP Morgan U.S. Treasury Plus Money Market Fund - Capital	101,940	$101,940	5.4%
U.S. Treasury Securities, 0.0000% - 4.6250%, due 1/9/2025 - 11/15/2054	2,105,796	$2,086,814	110.6%
Invesco Treasury Portfolio Money Market Fund	96,844	$96,844	5.1%
U.S. Treasury Securities, 4.0000% - 4.6250%, due 12/31/2026 - 11/15/2054	(241,100)	$(236,974)	(12.6)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of FTV, STV and ESTV total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, a revised investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum (previously 3%). The management fee for the years ended December 31, 2024, 2023 and 2022 was $46.9 million, $45.2 million and $53.1 million, respectively.

Under the terms of the revised limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member remains entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive a revised additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits (previously 20%). "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year (previously 15%), net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the years ended December 31, 2024, 2023 and 2022 was $212.7 million, $21.5 million and $68.0 million, respectively.

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
At its discretion, the Managing Member may permit or require Hamilton Re to withdraw all or any portion of its respective capital account at other times, or waive or reduce certain notice periods, or allow a notice to be revoked. The Managing Member may withdraw all or any portion of its capital account at any time.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$468,068	$84,513	$258,653
Change in net unrealized gains (losses) on investments	43,339	125,097	(165,305)
Net realized and unrealized gains (losses) on investments	511,407	209,610	93,348

Net investment income (loss):
Fixed maturities	81,872	47,970	22,375
Short-term investments	67	295	155
TS Hamilton Fund	12,373	16,084	10,395
Cash and cash equivalents	17,006	12,523	2,634
Other	2,293	1,580	(1,397)
Interest and other	113,611	78,452	34,162
Management fees	(49,102)	(47,049)	(54,581)
Other expenses	(1,242)	(947)	(1,068)
Net investment income (loss)	63,267	30,456	(21,487)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$574,674	$240,066	$71,861

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Fixed maturities and short-term investments	$(2,307)	$(16,628)	$(14,968)
TS Hamilton Fund	470,091	100,930	266,630
Other	284	211	6,991
Net realized gains (losses) on investments	$468,068	$84,513	$258,653

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Fixed maturities and short-term investments	$(8,908)	$52,751	$(87,254)
TS Hamilton Fund	52,247	72,346	(78,051)
Net unrealized gains (losses) on investments	$43,339	$125,097	$(165,305)

Pledged Assets

At December 31, 2024 and 2023, pledged investments at fair value were comprised of $245.3 million and $232.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $89.1 million and $54.1 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $31.9 million and $37.2 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 10, Debt and Credit Facilities.

At December 31, 2024 and 2023, restricted cash and cash equivalents balances were comprised of $101.8 million and $97.4 million, respectively, securing other underwriting obligations, $1.1 million and $7.2 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $1.5 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities, and $Nil and $0.3 million, respectively, of escrow funds.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $996.5 million and restricted cash and cash equivalents of $104.4 million on the balance sheet at December 31, 2024. Total cash and cash equivalents and restricted cash and cash equivalents of $900.9 million presented in the statement of cash flows was comprised of cash and cash equivalents of $794.5 million and restricted cash and cash equivalents of $106.4 million on the balance sheet at December 31, 2023.

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$711,103	$—	$711,103
U.S. states, territories and municipalities	—	13,231	—	13,231
Non-U.S. sovereign governments and supranationals	—	67,527	—	67,527
Corporate	—	1,143,060	—	1,143,060
Residential mortgage-backed securities - Agency	—	272,611	—	272,611
Residential mortgage-backed securities - Non-agency	—	16,754	—	16,754
Commercial mortgage-backed securities - Non-agency	—	39,686	—	39,686
Other asset-backed securities	—	113,890	—	113,890
Total fixed maturities	—	2,377,862	—	2,377,862
Short-term investments	—	497,110	—	497,110
Total	$—	$2,874,972	$—	$2,874,972

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$708,250	$—	$708,250
U.S. states, territories and municipalities	—	4,370	—	4,370
Non-U.S. sovereign governments and supranationals	—	56,246	—	56,246
Corporate	—	863,876	—	863,876
Residential mortgage-backed securities - Agency	—	168,513	—	168,513
Residential mortgage-backed securities - Non-agency	—	4,984	—	4,984
Commercial mortgage-backed securities - Non-agency	—	10,423	—	10,423
Other asset-backed securities	—	14,606	—	14,606
Total fixed maturities	—	1,831,268	—	1,831,268
Short-term investments	—	428,878	—	428,878
Total	$—	$2,260,146	$—	$2,260,146

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Balance - beginning of year	$133	$119	$124
Withdrawals	(212,734)	(21,546)	(68,069)
Equity in earnings	43	14	14
Incentive allocation	212,686	21,546	68,050
Balance - end of year	$128	$133	$119

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

	December 31,
($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$578,230	$479,255
Short-term investments	496,008	428,878
Investments in Two Sigma Funds, at fair value	939,381	851,470
Receivables for investments sold	73,322	41,087
Interest and dividends receivable	945	966
Total assets	2,087,886	1,801,656

Liabilities
Payable for investments purchased	100,469	62,440
Withdrawal payable	100,420	6,480
Accounts payable and accrued expenses	233	191
Total liabilities	201,122	69,111
Total net assets managed by TS Hamilton Fund	$1,886,764	$1,732,545

6. Goodwill and Intangible Assets

The following table provides a summary of the Company's goodwill and intangible assets:

($ in thousands)	Goodwill	Intangible Assets Subject to Amortization	Intangible Assets not Subject to Amortization	Total
Net balance, December 31, 2022	$—	$49,750	$37,208	$86,958
Plus: additions	—	14,821	—	14,821
Less: amortization	—	(10,783)	—	(10,783)
Net balance, December 31, 2023	—	53,788	37,208	90,996
Plus: additions	—	17,645	—	17,645
Less: amortization	—	(15,520)	—	(15,520)
Net balance, December 31, 2024	$—	$55,913	$37,208	$93,121

Gross balance, December 31, 2024	$—	$106,681	$37,208	$143,889
Accumulated amortization	—	(50,768)	—	(50,768)
Net balance, December 31, 2024	$—	$55,913	$37,208	$93,121

As at December 31, 2024, there was no goodwill recorded on the balance sheet. In the year ended December 31, 2022, the Company conducted its annual evaluation of recorded goodwill for impairment using both a market model and an income model and concluded that the associated reporting units’ fair value did not exceed their carrying value, and consequently recorded an impairment to goodwill of $24.1 million in the International segment. Impairment charges are recorded in the consolidated statement of operations for the year ended December 31, 2022 in the line "Impairment of goodwill".

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following tables present the components of intangible assets:

	December 31, 2024
($ in thousands)	Gross Balance	Accumulated Amortization and Impairment	Net Balance
Intangible assets subject to amortization
Coverholder and broker relationships	$44,515	$(23,707)	$20,808
Internally developed software	62,166	(27,061)	35,105

Intangible assets not subject to amortization
Lloyd's syndicate capacity	35,583	—	35,583
Licenses	1,625	—	1,625
	$143,889	$(50,768)	$93,121

	December 31, 2023
($ in thousands)	Gross Balance	Accumulated Amortization and Impairment	Net Balance
Intangible assets subject to amortization
Coverholder and broker relationships	$44,515	$(19,255)	$25,260
Internally developed software	44,519	(15,991)	28,528

Intangible assets not subject to amortization
Lloyd's syndicate capacity	35,583	—	35,583
Licenses	1,625	—	1,625
	$126,242	$(35,246)	$90,996

The Company's finite-lived intangible assets are amortized on a straight-line basis over their useful lives. As of December 31, 2024, the estimated weighted average amortization period by class consisted of coverholder and broker relationships (10 years) and internally developed software (5 years). Costs incurred to renew or extend the assets' useful lives are expensed straight-line over the remaining life of the related asset or asset class. The weighted-average amortization period is 2.5 years and the estimated amortization expense for each of the five succeeding fiscal years and thereafter related to these assets is as follows:

($ in thousands)	Estimated Amortization Expense
Year Ending December 31,
2025	$15,656
2026	13,551
2027	12,353
2028	9,463
2029	4,890
Total	$55,913

Intangible assets not subject to amortization consist of Lloyd's syndicate capacity and insurance licenses. The Company did not recognize any impairment losses as a result of the annual impairment review of indefinite-lived assets for the years ended December 31, 2024, 2023 or 2022.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on losses and loss adjustment expenses incurred:

	Premiums Written
	Years Ended December 31,
($ in thousands)	2024	2023	2022
Assumed	$1,144,798	$838,547	$709,194
Direct	1,277,784	1,112,491	937,479
Ceded	(501,413)	(470,600)	(424,809)
Net	$1,921,169	$1,480,438	$1,221,864

	Premiums Earned
	Years Ended December 31,
($ in thousands)	2024	2023	2022
Assumed	$1,030,595	$742,378	$670,272
Direct	1,180,932	1,016,762	886,488
Ceded	(476,798)	(440,607)	(413,046)
Net	$1,734,729	$1,318,533	$1,143,714

	Losses and Loss Adjustment Expenses
	Years Ended December 31,
($ in thousands)	2024	2023	2022
Gross losses and loss adjustment expenses	$1,290,131	$972,347	$1,133,469
Losses and loss adjustment expenses ceded	(279,958)	(257,744)	(375,136)
Net	$1,010,173	$714,603	$758,333

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At December 31, 2024, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $771.7 million. At December 31, 2023, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $658.4 million.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Beginning balance	$3,000	$2,856	$2,165
Increase (decrease) in allowance	(7)	144	691
Ending balance	$2,993	$3,000	$2,856

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At December 31, 2024, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $134.4 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $1.5 million. At December 31, 2023, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $145.2 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $0.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Beginning balance	$687	$777	$616
Increase (decrease) in allowance	782	(90)	161
Ending balance	$1,469	$687	$777

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

	December 31,
Classification	2024	2023
Collateralized	23.7%	28.5%
A- or better	76.2%	71.0%
Below A-	0.1%	0.5%
Total	100.0%	100.0%

At December 31, 2024 and 2023, the three largest balances by reinsurer accounted for 22%, 19% and 13%, and 27%, 20% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
At December 31, 2024 and 2023, the balance of reinsurance recoverable on unpaid losses due under this LPT was $23.7 million and $49.8 million, respectively. Amortization of the deferred gain was an expense of $9.4 million for the year ended December 31, 2024 and income of $4.2 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $14.6 million during the year ended December 31, 2024.

In December 2020, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2020-1 Class A Principal-at-Risk Variable Rate Notes by Singapore-domiciled Easton Re Pte, Ltd. (also "Easton Re"). Easton Re provided the Company's operating platforms with multi-year risk transfer capacity of $150 million to protect against named storm and earthquake risk in the United States. The risk period for Easton Re was from January 1, 2021 to December 31, 2023. The Company recorded reinsurance premiums ceded $7.2 million and $6.3 million during the years ended December 31, 2023 and 2022, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
8. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Gross unpaid losses and loss adjustment expenses, beginning of year	$3,030,037	$2,856,275	$2,415,491
Reinsurance recoverable on unpaid losses	1,161,077	1,177,863	1,112,543
Net unpaid losses and loss adjustment expenses, beginning of year	1,868,960	1,678,412	1,302,948

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,030,612	730,220	778,936
Prior years	(20,439)	(15,617)	(20,603)
Total incurred	1,010,173	714,603	758,333

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	58,726	62,811	61,649
Prior years	458,040	501,987	315,537
Total paid	516,766	564,798	377,186

Foreign currency revaluation and other	(916)	40,743	(5,683)
Net unpaid losses and loss adjustment expenses, end of year	2,361,451	1,868,960	1,678,412
Reinsurance recoverable on unpaid losses	1,171,040	1,161,077	1,177,863
Gross unpaid losses and loss adjustment expenses, end of year	$3,532,491	$3,030,037	$2,856,275

Net favorable prior year development of $20.4 million for the year ended December 31, 2024, was comprised of $21.2 million of favorable prior year development on catastrophe losses, partially offset by $0.8 million of unfavorable prior year development on attritional losses. See below for further details:

•Net favorable development of $37.5 million on property contracts, primarily driven by favorable prior year development on catastrophe losses and overall lower than expected claims development across various classes; partially offset by
•Net unfavorable development of $14.2 million on casualty contracts, primarily driven by higher than expected claims development across certain classes and unfavorable development of one specific large loss;
•Net unfavorable development of $8.8 million on specialty contracts, primarily driven by two specific large losses; and
•In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from favorable development in the underlying reserves of $15.3 million, which was partially offset by a change in the deferred gain of $9.4 million, for a total net positive earnings impact of $5.9 million.

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
•Net unfavorable development of $3.4 million on casualty contracts, reflecting modest unfavorable development on certain classes of business; and

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
•In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, benefited from $4.2 million in amortization of the associated deferred gain and favorable development in the underlying reserves of $0.8 million, for a total net positive earnings impact of $5.0 million.

Net favorable prior year development of $20.6 million for the year ended December 31, 2022 was comprised of $17.4 million and $3.2 million of favorable prior year development on catastrophe and attritional losses, respectively. See below for further details:

•Net favorable development of $36.9 million on specialty contracts, driven by reductions in loss estimates across multiple classes;
•Net favorable development of $0.4 million on property contracts, related to $9.5 million of favorable development on Hurricane Ida that was partially offset by $7.0 million of unfavorable attritional loss development and $2.1 million of unfavorable development on various other catastrophes; partially offset by
•Net unfavorable development of $23.7 million on casualty contracts, primarily related to discontinued business; and
•In addition, casualty business protected by the LPT discussed in Note 7, Reinsurance, recorded favorable gross development which was partially offset by amortization of the associated deferred gain, resulting in a net positive earnings impact of $7.0 million.

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 7, Reinsurance was recognized in the reconciliation of beginning and ending gross and net loss and LAE reserves.

Acquisition Costs

The Company amortized acquisition costs of $388.9 million, $309.1 million and $271.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Baltimore Bridge

Our net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are subject to significant uncertainty. As at December 31, 2024 and 2023, our net recorded reserves totaled $34.8 million and $Nil, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at December 31, 2024 and 2023, our net recorded reserves totaled $63.2 million and $64.9 million, respectively.

Covid-19

Our Covid-19 losses are also subject to significant uncertainty. As at December 31, 2024 and 2023, our net recorded reserves relating to Covid-19 totaled $13.3 million and $14.1 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at December 31, 2024, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Claims Development

The information provided herein about incurred and paid accident year claims development, net of reinsurance, for the periods ended prior to December 31, 2024 and the annual percentage payouts of incurred claims by age, net of reinsurance, is presented as supplementary information. The following tables show the paid and incurred loss development by broad classification based on groupings of contracts that are similar in coverage and duration:

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
International Property
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2024
	November 30,							December 31,			IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$1	$1	$1	$—	$—	$—	$—	$—	$—	$—	$—	2
2016		7,527	6,551	6,212	6,351	6,011	7,155	7,261	7,349	7,306	27	903
2017			38,379	42,986	44,911	41,819	41,260	41,224	41,230	40,456	(974)	1,166
2018				24,037	26,191	24,873	24,537	24,542	24,466	23,869	114	1,122
2019					32,695	33,895	36,609	36,672	36,687	34,824	411	1,436
2020						134,743	144,201	143,676	143,418	142,802	5,261	2,236
2021							113,813	124,917	121,907	117,228	3,371	1,566
2022								81,324	74,560	68,686	4,035	1,077
2023									53,085	48,480	10,278	681
2024										73,513	55,074	598
									Total	$557,164	$77,597	10,787
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		171	3,428	4,567	6,668	7,049	6,891	7,003	7,277	7,277
2017			9,249	29,283	34,363	40,193	39,984	40,832	40,900	41,333
2018				1,322	12,036	17,340	20,053	20,905	21,964	23,603
2019					8,307	21,106	20,940	25,818	32,942	34,066
2020						24,365	90,859	115,587	132,191	136,041
2021							23,564	63,784	101,064	112,184
2022								9,996	46,856	57,551
2023									5,502	29,362
2024										5,071
									Total	$446,488
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$110,676

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	16%	44%	19%	12%	5%	3%	3%	1%	0%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
International Casualty
($ in thousands, except claim count)

The following table discloses losses incurred, losses paid and claims data excluding the impact of the loss portfolio transfer discussed in further detail in Note 7, Reinsurance.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2024
	November 30,							December 31,			IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2016		171	278	243	342	342	342	388	367	166	—	32
2017			648	5,187	7,354	6,332	5,857	5,121	5,079	4,579	328	73
2018				697	5,890	5,686	4,941	4,351	4,453	4,300	110	554
2019					19,882	19,199	18,867	18,112	16,817	15,846	704	2,704
2020						28,692	24,123	17,870	19,426	19,265	2,451	3,641
2021							101,549	109,013	107,024	106,824	69,619	3,602
2022								144,543	145,030	149,180	87,661	3,912
2023									145,783	147,005	108,769	5,639
2024										198,705	182,784	3,909
									Total	$645,870	$452,426	24,066
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	82	—	—	—	—	—	—
2017			—	22	629	2,285	2,406	3,964	4,043	4,046
2018				35	439	2,266	3,167	3,800	4,011	4,066
2019					177	2,719	6,813	13,332	14,992	15,131
2020						3,363	8,420	12,480	16,706	16,813
2021							795	11,243	20,079	30,286
2022								3,240	9,452	27,217
2023									5,240	19,429
2024										4,749
									Total	$121,737
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$524,133

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	3%	9%	12%	16%	6%	8%	1%	0%	0%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
International Specialty
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2024
	November 30,							December 31,			IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$—	$93	$138	$218	$212	$144	$149	$94	$100	$101	$—	65
2016		2,534	4,771	5,383	5,232	5,370	3,668	3,367	3,325	4,427	504	766
2017			22,378	17,430	16,943	15,256	22,030	25,397	27,714	31,279	2,277	1,300
2018				31,724	30,606	29,176	33,129	37,834	42,995	42,921	(287)	1,617
2019					108,035	109,971	104,017	97,777	95,702	95,306	5,405	2,852
2020						119,790	116,242	106,774	105,314	105,310	4,426	2,943
2021							124,844	136,998	138,471	140,697	10,573	3,073
2022								129,423	119,581	121,981	15,941	2,864
2023									178,429	178,984	68,974	2,529
2024										221,168	201,273	1,580
									Total	$942,174	$309,086	19,589
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$—	$16	$62	$119	$147	$150	$150	$94	$94	$94
2016		248	2,141	4,000	3,098	3,446	3,600	3,265	3,265	3,874
2017			2,427	8,992	16,986	21,763	21,256	23,043	25,858	28,928
2018				2,054	17,155	30,652	30,839	35,614	40,792	43,177
2019					14,076	59,152	77,532	78,807	86,733	89,858
2020						12,218	53,425	84,864	94,657	100,757
2021							9,743	45,838	67,950	105,231
2022								9,001	41,596	77,303
2023									17,943	72,227
2024										10,319
									Total	$531,768
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$410,406

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	8%	32%	24%	12%	7%	6%	6%	8%	13%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Bermuda Property
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2024
	November 30,							December 31,			IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$29,519	$17,011	$12,643	$12,184	$7,821	$6,492	$6,467	$6,439	$5,667	$6,705	$—	41
2016		56,248	38,658	37,476	35,938	35,120	36,340	35,652	35,132	35,011	—	107
2017			100,603	98,094	93,332	81,032	79,484	83,413	83,603	82,467	898	272
2018				62,057	80,131	77,845	78,132	73,819	70,675	69,594	371	241
2019					14,775	44,540	56,265	57,939	57,631	56,413	2,010	141
2020						112,056	120,840	126,275	126,583	127,579	5,620	295
2021							144,924	161,604	157,881	150,283	8,385	205
2022								181,052	209,797	199,762	37,648	232
2023									102,739	100,047	45,914	79
2024										168,850	118,912	92
									Total	$996,711	$219,758	1,705
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$1,775	$4,664	$5,163	$5,297	$5,417	$5,608	$5,630	$5,646	$5,647	$6,700
2016		12,840	25,596	29,623	31,685	32,882	33,985	34,609	34,741	34,823
2017			24,533	90,864	71,190	82,940	71,795	75,524	78,356	79,097
2018				12,631	71,557	85,660	67,547	65,583	67,410	67,938
2019					2,401	32,433	38,002	46,504	49,705	51,248
2020						13,253	48,246	75,445	104,870	113,365
2021							16,080	71,293	106,089	130,528
2022								35,261	109,215	137,313
2023									26,199	38,728
2024										24,366
									Total	$684,106
			Outstanding liabilities for accident year 2014 and prior, net of reinsurance							$33
			Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$312,638

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	17%	42%	13%	11%	0%	3%	2%	1%	0%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Bermuda Casualty
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2024
	November 30,							December 31,			IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$19,729	$18,378	$31,552	$30,313	$38,585	$39,331	$50,570	$49,546	$41,677	$41,378	$7,888	38
2016		44,749	49,876	54,253	54,619	56,863	56,353	60,342	54,997	57,154	4,682	7
2017			84,754	96,345	101,443	105,558	113,594	126,190	137,924	139,565	9,057	39
2018				101,397	115,594	123,114	121,692	131,717	133,476	142,520	14,967	34
2019					85,454	96,207	101,614	100,758	105,390	98,242	22,097	18
2020						81,925	84,493	88,400	88,632	88,992	26,122	21
2021							69,766	79,096	80,015	79,183	40,792	7
2022								110,317	110,095	107,522	75,580	3
2023									169,608	171,462	127,989	30
2024										268,201	247,492	3
									Total	$1,194,219	$576,666	200
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$708	$2,111	$3,569	$11,246	$16,953	$18,828	$25,671	$34,198	$30,726	$37,260
2016		1,541	5,169	12,678	20,504	27,103	35,482	39,381	41,115	44,726
2017			3,792	10,961	22,829	50,471	70,548	91,855	106,013	117,341
2018				3,782	22,800	50,903	66,889	70,939	87,677	105,495
2019					3,965	11,094	23,445	36,161	53,528	58,930
2020						5,417	14,495	19,713	35,047	49,768
2021							1,934	4,523	11,255	26,962
2022								696	4,744	14,565
2023									2,025	21,821
2024										8,203
									Total	$485,071
		Outstanding liabilities for accident year 2014 and prior, net of reinsurance								$524
		Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance								$709,672

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	3%	8%	11%	16%	12%	11%	11%	9%	0%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Bermuda Specialty
($ in thousands, except claim count)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended										As of December 31, 2024
	November 30,							December 31,			IBNR (1)	Cumulative Number of Reported Claims
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$27,712	$26,686	$19,342	$19,237	$17,466	$16,820	$15,383	$15,672	$15,288	$15,277	$16	39
2016		38,154	34,835	28,913	23,171	19,826	16,850	15,846	15,851	15,684	565	58
2017			57,528	44,156	36,230	29,590	24,470	26,820	27,334	26,216	735	74
2018				58,551	52,420	48,323	45,096	38,658	39,920	40,386	953	89
2019					62,075	56,189	48,874	49,114	48,508	49,857	5,280	109
2020						63,176	56,807	52,195	54,645	54,586	3,468	116
2021							53,732	46,023	35,610	33,499	8,721	33
2022								117,538	114,225	111,565	73,277	76
2023									62,095	70,783	49,590	28
2024										82,306	72,328	4
									Total	$500,159	$214,933	626
(1)	Total of incurred but not reported liabilities plus expected development on reported claims

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended
	November 30,							December 31,
Accident year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
2015	$3,330	$8,638	$13,136	$13,115	$14,192	$14,397	$14,432	$14,767	$14,832	$14,911
2016		2,938	8,661	5,632	10,814	13,116	13,589	13,810	14,413	14,603
2017			2,217	10,194	14,114	16,417	17,726	22,638	24,384	24,267
2018				7,607	19,326	25,826	28,223	27,789	33,653	36,457
2019					6,373	20,505	29,083	36,472	45,062	42,679
2020						9,160	25,585	32,653	43,226	47,047
2021							3,862	7,248	15,938	19,114
2022								3,465	17,086	29,008
2023									5,028	14,233
2024										4,706
									Total	$247,025
					Outstanding liabilities for accident year 2014 and prior, net of reinsurance					$218
					Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$253,352

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance(1)
Years	1 (unaudited)	2 (unaudited)	3 (unaudited)	4 (unaudited)	5 (unaudited)	6 (unaudited)	7 (unaudited)	8 (unaudited)	9 (unaudited)
	10%	21%	14%	13%	8%	6%	5%	1%	1%
(1)
Unaudited supplementary information is a weighted average derived from the incurred losses and allocated loss adjustment expenses, net of reinsurance triangle and cumulative paid losses and allocated loss adjustment expenses, net of reinsurance triangle.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Reconciliation

December 31,
($ in thousands)	2024
Net outstanding liabilities
International - Property	$110,676
International - Casualty	524,133
International - Specialty	410,406
Bermuda - Property	312,638
Bermuda - Casualty	709,672
Bermuda - Specialty	253,352
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	2,320,877

Reinsurance recoverable on unpaid claims
International - Property	63,625
International - Casualty	608,333
International - Specialty	210,968
Bermuda - Property	44,045
Bermuda - Casualty	161,778
Bermuda - Specialty	82,291
Total reinsurance recoverable on unpaid claims	1,171,040

Other insurance lines	3,302
Unallocated loss adjustment expenses	37,272
40,574

Total gross liability for unpaid losses and loss adjustment expenses	$3,532,491

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
9. Segment Reporting

The Company has determined its reportable business segments based on the information used by management in assessing performance and allocating resources to underwriting operations and has identified two reportable business segments - International and Bermuda. Each of the Company's identified reportable segments has a Chief Executive Officer who is responsible for the overall profitability of their segment and who regularly reports and is directly accountable to the chief operating decision maker ("CODM"): the Chief Executive Officer of the consolidated group. The CODM's responsibilities include providing leadership to all levels of employees; developing culture, values, and ethos; setting the Company's strategy, vision and direction; and overall responsibility for the success and profitability of the Company, including evaluating segment performance.
The CODM evaluates reportable segment performance based on the segments' respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses, net of third party fee income. General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As the Company does not manage its assets by reportable segment, investment income and assets are not allocated to reportable segments.

The Company's core business is underwriting and its underwriting results are reflected in its reportable segments: (1) International, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from the Company’s London, Dublin, and Hamilton Select operations; and (2) Bermuda, which is comprised of property, casualty, and specialty insurance and reinsurance classes of business originating from Hamilton Re, Bermuda and Hamilton Re US and subsidiaries. The Company considers many factors, including the nature of each segment’s products, client types, production sources, distribution methods and the regulatory environment, in determining the aggregated operating segments.

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), other income (loss) not incurred by the reportable segments, net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, impairment of goodwill, amortization of intangible assets, interest expense, and income tax expense (benefit).

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
For the Year Ended December 31, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$1,308,460	$1,114,122	$—	$2,422,582
Net premiums written	$969,605	$951,564	$—	$1,921,169
Net premiums earned	$886,934	$847,795	$—	$1,734,729
Third party fee income	16,317	7,435	—	23,752
Losses and loss adjustment expenses	498,023	512,150	—	1,010,173
Acquisition costs	216,971	171,960	—	388,931
Other underwriting expenses	148,824	61,189	—	210,013
Underwriting income (loss)	$39,433	$109,931	$—	$149,364
Net realized and unrealized gains (losses) on investments			511,407	511,407
Net investment income (loss)			63,267	63,267
Net foreign exchange gains (losses)			(3,231)	(3,231)
Corporate expenses			(61,111)	(61,111)
Amortization of intangible assets			(15,520)	(15,520)
Interest expense			(22,616)	(22,616)
Income (loss) before income tax				621,560
Income tax (expense) benefit			(8,402)	(8,402)
Net income (loss)				613,158
Net income (loss) attributable to non-controlling interest			212,729	212,729
Net income (loss) attributable to common shareholders				$400,429

Key Ratios
Attritional loss ratio - current year	53.5%	52.7%		53.1%
Attritional loss ratio - prior year development	(0.4)%	0.5%		0.0%
Catastrophe loss ratio - current year	3.9%	8.9%		6.3%
Catastrophe loss ratio - prior year development	(0.8)%	(1.7)%		(1.2)%
Loss and loss adjustment expense ratio	56.2%	60.4%		58.2%
Acquisition cost ratio	24.5%	20.3%		22.4%
Other underwriting expense ratio	14.9%	6.3%		10.7%
Combined ratio	95.6%	87.0%		91.3%

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
For the Year Ended December 31, 2023	International	Bermuda	Corporate	Total
Gross premiums written	$1,105,522	$845,516	$—	$1,951,038
Net premiums written	$770,399	$710,039	$—	$1,480,438
Net premiums earned	$703,508	$615,025	$—	$1,318,533
Third party fee income	9,685	8,549	—	18,234
Losses and loss adjustment expenses	362,137	352,466	—	714,603
Acquisition costs	186,698	122,450	—	309,148
Other underwriting expenses	127,402	55,763	—	183,165
Underwriting income (loss)	$36,956	$92,895	$—	$129,851
Net realized and unrealized gains (losses) on investments			209,610	209,610
Net investment income (loss)			30,456	30,456
Other income (loss), excluding third party fee income			397	397
Net foreign exchange gains (losses)			(6,185)	(6,185)
Corporate expenses			(76,691)	(76,691)
Amortization of intangible assets			(10,783)	(10,783)
Interest expense			(21,434)	(21,434)
Income (loss) before income tax				255,221
Income tax (expense) benefit			25,066	25,066
Net income (loss)				280,287
Net income (loss) attributable to non-controlling interest			21,560	21,560
Net income (loss) attributable to common shareholders				$258,727

Key Ratios
Attritional loss ratio - current year	53.2%	51.1%		52.2%
Attritional loss ratio - prior year development	(3.5)%	2.3%		(0.8)%
Catastrophe loss ratio - current year	1.5%	5.1%		3.2%
Catastrophe loss ratio - prior year development	0.3%	(1.2)%		(0.4)%
Loss and loss adjustment expense ratio	51.5%	57.3%		54.2%
Acquisition cost ratio	26.5%	19.9%		23.4%
Other underwriting expense ratio	16.7%	7.7%		12.5%
Combined ratio	94.7%	84.9%		90.1%

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

($ in thousands)
For the Year Ended December 31, 2022	International	Bermuda	Corporate	Total
Gross premiums written	$933,241	$713,432	$—	$1,646,673
Net premiums written	$635,773	$586,091	$—	$1,221,864
Net premiums earned	$623,047	$520,667	$—	$1,143,714
Third party fee income	11,430	201	—	11,631
Losses and loss adjustment expenses	335,484	422,849	—	758,333
Acquisition costs	170,571	100,618	—	271,189
Other underwriting expenses	108,239	49,301	—	157,540
Underwriting income (loss)	$20,183	$(51,900)	$—	$(31,717)
Net realized and unrealized gains (losses) on investments			93,348	93,348
Net investment income (loss)			(21,487)	(21,487)
Other income (loss), excluding third party fee income			(315)	(315)
Net foreign exchange gains (losses)			6,137	6,137
Corporate expenses			(20,142)	(20,142)
Impairment of goodwill			(24,082)	(24,082)
Amortization of intangible assets			(12,832)	(12,832)
Interest expense			(15,741)	(15,741)
Income (loss) before income tax				(26,831)
Income tax (expense) benefit			(3,104)	(3,104)
Net income (loss)				(29,935)
Net income (loss) attributable to non-controlling interest			68,064	68,064
Net income (loss) attributable to common shareholders				$(97,999)

Key Ratios
Attritional loss ratio - current year	50.9%	52.9%		51.8%
Attritional loss ratio - prior year development	(4.8)%	5.1%		(0.3)%
Catastrophe loss ratio - current year	7.2%	27.1%		16.3%
Catastrophe loss ratio - prior year development	0.5%	(3.9)%		(1.5)%
Loss and loss adjustment expense ratio	53.8%	81.2%		66.3%
Acquisition cost ratio	27.4%	19.3%		23.7%
Other underwriting expense ratio	15.5%	9.4%		12.8%
Combined ratio	96.7%	109.9%		102.8%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
International
Lloyd's of London	$792,830	$677,415	$561,432
Ireland	399,061	349,896	345,088
U.S.	116,569	78,211	26,721
Total International	1,308,460	1,105,522	933,241
Bermuda	1,114,122	845,516	713,432
Total	$2,422,582	$1,951,038	$1,646,673

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
10. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As of December 31, 2024, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	December 31,
($ in thousands)	2024	2023
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,463	150,981
Unamortized loan issuance costs	$55	$170

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the years ended December 31, 2024, 2023 and 2022. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments respectively, with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On November 15, 2024, letter of credit capacity under this facility was increased to $250 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At December 31, 2024, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N. A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at December 31, 2024.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	December 31, 2024
Available letter of credit and revolving loan facilities - commitments	$1,045,000
Available letter of credit and revolving loan facilities - in use	789,993

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$230,833
Pledged interests in fixed income portfolio	296,464
Cash	4,713
The Company has recognized interest expense related to the above debt and credit facilities of $22.6 million, $21.4 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
11. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2024 and 2023: 150,000,000)
	December 31,
Issued, outstanding and fully paid:	2024	2023
Class A common shares (2024: 17,820,078 and 2023: 28,644,807)	$178	$286
Class B common shares (2024: 64,271,249 and 2023: 56,036,067)	643	560
Class C common shares (2024: 19,375,670 and 2023: 25,544,229)	194	255
Total	$1,015	$1,101

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2021	53,793,690	46,898,612	34,307,698	—	135,000,000
Share class conversions	200,000	3,582,072	(3,782,072)	—	—
Balance - December 31, 2022	53,993,690	50,480,684	30,525,626	—	135,000,000
Increase in authorized share capital	—	15,000,000	—	—	15,000,000
Share class conversions	(25,348,883)	6,856,668	(4,981,397)	23,473,612	—
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	(1,700,000)	7,868,559	(6,168,559)	—	—
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - December 31, 2021	30,320,078	37,935,266	34,307,698	102,563,042
Share class conversions	200,000	3,582,072	(3,782,072)	—
Vesting of awards	—	580,935	—	580,935
Employee and director share purchases	—	22,750	—	22,750
Director share awards granted	—	25,805	—	25,805
Share repurchases	—	(104,673)	—	(104,673)
Balance - December 31, 2022	30,520,078	42,042,155	30,525,626	103,087,859
Share class conversions	(1,875,271)	6,856,668	(4,981,397)	—
IPO shares issued	—	6,250,000	—	6,250,000
Vesting of awards	—	735,013	—	735,013
Exercise of warrants	—	271,097	—	271,097
Director share awards granted	—	44,892	—	44,892
Share repurchases	—	(163,758)	—	(163,758)
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Share class conversions	(1,700,000)	7,868,559	(6,168,559)	—
Vesting of awards	—	2,291,495	—	2,291,495
Exercise of warrants	—	245,779	—	245,779
Director share awards granted	—	20,383	—	20,383
Share repurchases	(9,124,729)	(2,191,034)	—	(11,315,763)
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share. The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the year ended December 31, 2024, 1.5 million Class B common shares at an aggregate cost of $28.1 million and an average price of $18.89 per common share were repurchased and cancelled and $121.9 million remained available for purchase under the Authorization.

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of our Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, a maximum of 14.92% of the total combined voting power, calculated by multiplying (a) 9.5% and (b) the quotient of dividing (x) the total number of directors by (y) the number of directors elected by holders of Class B common shares). In addition, the Board of Directors may, in its absolute discretion, limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company, any subsidiary of the Company, or any direct or indirect shareholder or its affiliates.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
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

During the year ended December 31, 2024, 7.9 million Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
12. Share Incentive Plans

The Company is authorized to issue restricted stock units ("RSUs"), performance stock units ("PSUs"), restricted stock awards ("RSAs"), options (including incentive stock options and non-qualified stock options), stock appreciation rights, stock bonus awards, other stock based awards, or any combination thereof to its employees and directors under the 2023 Equity Incentive Plan, which was adopted by the Board of Directors and approved by the shareholders in connection with the Company's IPO. The 2023 Equity Incentive Plan became effective upon the completion of the IPO and replaced the 2013 Equity Incentive Plan. No new awards will be granted under the 2013 Equity Incentive Plan.

The total number of Class B common shares available for issuance under the 2023 Equity Incentive Plan may be increased on the first day of each fiscal year for a period of not more than nine years, commencing on the first day of the second fiscal year following the date on which the 2023 Equity Incentive Plan is adopted in an amount equal to the lesser of (i) two percent (2%) of the outstanding Class B common shares on the last day of the immediately preceding fiscal year, and (ii) such number of Class B common shares as determined by the Company's Board of Directors (or a committee thereof) in its discretion. As of December 31, 2024, 6,690,374 Class B common shares are available for issuance of awards of all types.

Separately, the Value Appreciation Pool ("VAP") is a long-term incentive compensation plan that rewarded employees with 10% of the increase in the multiple of the Company's estimated fair market value to GAAP shareholders' equity between the December 1, 2020 VAP inception date and the Company's Initial Public Offering on November 10, 2023.

The following table presents the compensation expense recognized relating to each award type:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Share based compensation expense:
RSUs	$12,933	$11,358	$10,884
VAP RSUs	9,210	30,352	—
PSUs	8,241	2,668	(100)
Total share based compensation expense:	30,384	44,378	10,784
Tax benefit	(1,750)	(1,251)	(1,074)
Share based compensation expense, net of taxes:	$28,634	$43,127	$9,710

The following table presents the unrecognized compensation expense relating to each award type and the weighted-average period in years over which it is expected to be recognized.

	December 31, 2024
($ in thousands, except for weighted-average recognition period)	Unrecognized Share Based Compensation Expense	Weighted-Average Recognition Period (in years)
Unrecognized share based compensation expense:
RSUs	$9,998	1.2
VAP RSUs	3,134	0.9
PSUs	9,666	1.7
Total unrecognized share based compensation expense:	$22,798

The aggregate fair value of vested awards for the years ended December 31, 2024, 2023 and 2022 was $38.6 million, $10.1 million, and $8.6 million, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Restricted Stock Units

The grant date fair value of restricted stock awards is established at the fair market value of the Company’s Class B common shares on the date of grant. During the years ended December 31, 2024, 2023 and 2022, the Company granted employees RSUs with a total estimated fair value of $14.5 million, $14.2 million, and $11.8 million, respectively, which generally vest over a three-year period. During the year ended December 31, 2024, the Company granted non-employee directors RSUs with a total fair value of $1.4 million, which vest over a one-year period.

The following table presents a roll forward of the Company’s RSUs based on expected vesting:

	Year Ended December 31, 2024
	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance, beginning of year	1,660,978	$14.06
Granted	1,078,711	$14.67
Vested	(719,836)	$13.94
Forfeited	(65,457)	$14.20
Balance, end of year	1,954,396	$14.43

Value Appreciation Pool Restricted Stock Units

The VAP, which was granted by a then nonpublic company, was initially measured as a liability award at intrinsic value and no compensation cost was recorded over the period December 1, 2020 to March 31, 2023. On May 15, 2023, the Company became a public business entity and the VAP was remeasured at fair value. The fair value of the compensation cost was estimated at each reporting date and expensed over the period for which the employee is required to provide services in exchange for the award, with any changes recorded in compensation expense by a cumulative catch-up adjustment.

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

The Company recorded a compensation expense of $9.2 million and $34.5 million, for the years ended December 31, 2024 and 2023, respectively. Of the total expense recognized for the year ended December 31, 2023, $4.2 million was recorded as an adjustment to retained earnings in "Share compensation expense" in the second quarter of 2023.
The following table presents a roll forward of the Company’s VAP RSUs based upon expected vesting:

	Year Ended December 31, 2024
	Number of VAP RSUs	Weighted-Average Grant Date Fair Value
Balance, beginning of year	3,147,507	$15.32
Vested	(1,530,234)	$15.32
Forfeited	(88,464)	$15.32
Balance, end of year	1,528,809	$15.32

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Performance Stock Units

During the year ended December 31, 2024, the Company granted PSUs that vest over three years and entitle participants to between 0-200% of the target award. Settlement of the PSUs is subject to achievement of defined performance metrics and to each participant's continued employment through each vesting date.
During the years ended December 31, 2023 and 2022, the Company granted PSUs that vest on the third January 1st following their grant dates and entitle participants to between 0-200% of the target award. All other significant terms and conditions are consistent with the PSUs described above.

Prior to August 7, 2024, the PSU performance payout calculation was subject to specified adjustments and was ultimately adjustable at the discretion of the Compensation Committee. The fair value of awards with performance conditions was remeasured at each reporting period with any changes in the expected outcome of the performance conditions recorded in compensation expense by a cumulative adjustment to apply the revised estimate. On August 7, 2024, the Compensation Committee formally ceded their discretion over the ultimate settlement of the PSUs and a grant date fair value of $15.47 was established for all PSU awards outstanding at that date.

The following table presents a roll forward of the Company's PSUs based upon expected vesting:

Year Ended December 31, 2024
Number of PSUs
Balance, beginning of year	444,339
Granted	289,804
Vested	(41,418)
Change in performance factor	610,723
Balance, end of year	1,303,448

Warrants

The Company's remaining outstanding and exercisable warrants were issued in 2014, had a 10-year term and were fully exercised during the year ended December 31, 2024. Each warrant entitled the holder to purchase one common share of Hamilton Group at an exercise price of $10.00. The following table presents a summary of the Company's outstanding and exercisable warrants:

(Intrinsic value in $ in thousands)	Year Ended December 31, 2024
Warrants Outstanding and Exercisable	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Total Intrinsic Value	Weighted-Average Remaining Contractual Term
At December 31, 2022	1,152,500	$10.00	$4.44	$4,287	1.3
Exercised	(342,500)	$10.00	$4.27	$2,398
At December 31, 2023	810,000	$10.00	$4.52	$4,010	0.3
Exercised	(810,000)	$10.00	$4.52	$4,140
At December 31, 2024	—	$—	$—	$—	0.0

Board of Directors' Fees

The Company settled a portion of its board of directors fees in shares at each director's option. Expense relating to stock-settled directors' fees for the years ended December 31, 2024, 2023 and 2022 was $0.6 million, $0.6 million, and $0.7 million, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
13. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Years Ended December 31,
($ in thousands, except share and per share information)	2024	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$400,429	$258,727	$(97,999)

Denominator:
Weighted average common shares outstanding - basic	105,133	104,563	103,062
Effect of dilutive securities	3,968	1,640	—
Weighted average common shares outstanding - diluted	109,101	106,203	103,062

Basic income (loss) per share attributable to common shareholders	$3.81	$2.47	$(0.95)
Diluted income (loss) per share attributable to common shareholders	$3.67	$2.44	$(0.95)

For the years ended December 31, 2024, 2023 and 2022, common shares available for issuance under share based compensation plans of Nil, 0.4 million, and 3.0 million, respectively, were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
14. Income Taxes

Hamilton Group and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda in 2023 and prior. On December 27, 2023, Bermuda enacted a 15% corporate income tax that generally became effective on January 1, 2025. The legislation defers the effective date until 2030 for Bermuda companies that meet certain requirements. Hamilton Group expects to meet the requirements to remain exempt until 2030. The legislation includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. As of December 31, 2024, the Company holds a deferred tax asset of $35.4 million relating to economic transition adjustment on its balance sheet, which it expects to utilize to reduce future taxes paid. The Company expects to incur increased taxes beginning in 2030.

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

Income (loss) before taxes by tax jurisdiction is as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Jurisdiction
Domestic:
Bermuda	$581,915	$247,113	$66,823
Foreign:
United States	9,122	(2,263)	(23,540)
United Kingdom	32,249	12,362	(67,213)
Ireland	(1,726)	(1,991)	(2,901)
Income (loss) before income tax	$621,560	$255,221	$(26,831)

Income tax expense (benefit) consists of the following components:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Current income tax expense (benefit)
Bermuda	$9,276	$10,376	$2,625
United States	652	537	1,818
United Kingdom	91	61	48
Ireland	(111)	92	(122)
Total current tax expense (benefit)	9,908	11,066	4,369

Deferred income tax expense (benefit)
Bermuda	(375)	(35,063)	—
United States	—	—	705
United Kingdom	(1,027)	(1,087)	(1,927)
Ireland	(104)	18	(43)
Total deferred tax expense (benefit)	(1,506)	(36,132)	(1,265)
Total income tax expense (benefit)	$8,402	$(25,066)	$3,104

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
The following table presents a reconciliation of taxes calculated using the 0% Bermudian statutory rate (the tax rate at which the majority of Hamilton Group's worldwide operations are taxed) to the income tax expense (benefit) on pre-tax income (loss):

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Expected tax provision at Bermuda statutory tax rate of 0%	$—	$—	$—
Permanent differences:
Taxes on earnings subject to rate other than Bermuda statutory rate	9,762	2,182	(18,077)
Change in valuation allowance	(12,496)	(3,567)	17,060
Impairment of goodwill	—	—	4,161
Other permanent adjustments	(318)	(42)	(112)
Other prior year adjustments	2,234	376	28
Tax rate changes	—	273	(2,655)
Withholding tax	9,381	10,377	2,625
Bermuda economic transition adjustment	—	(35,063)	—
State income tax	(161)	398	74
Total income tax expense (benefit):	$8,402	$(25,066)	$3,104

Net income tax (refunds) payments, primarily comprised of withholding taxes on investment income from TS Hamilton Fund, totaled $10.7 million, $4.2 million and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred tax assets and liabilities are valued at the tax rate at which they are expected to be realized. In June 2021, the U.K. enacted a tax rate of 25% with an effective date of April 1, 2023, an increase from the previous corporation tax rate of 19%. Accordingly, for the year ended November 30, 2021, the Company revalued all of its U.K. deferred tax assets and liabilities that were expected to reverse after December 31, 2023. Revaluations of U.K. deferred tax assets and liabilities were recognized until January 1, 2024, when both the current and deferred tax rates were 25%. The revaluation of the deferred tax assets resulted in a tax expense (benefit) of $0.0 million, $0.3 million and $(2.7) million for the years ended December 31, 2024, 2023 and 2022, respectively. The financial statement impact of the rate changes were offset in each period by a valuation allowance, resulting in a related net tax expense (benefit) after valuation allowance of $Nil, $0.1 million, and $(0.2) million for the years ended December 31, 2024, 2023 and 2022, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. The following table presents Hamilton Group’s significant deferred tax assets and liabilities:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
U.K. net operating loss carryforwards	$45,590	$50,845
U.S. net operating loss carryforwards	3,255	7,121
Ireland net operating loss carryforwards	218	275
Bermuda intangible assets	28,875	28,500
Reserve for losses and loss adjustment expenses	9,198	7,935
Unearned premium reserve	5,486	4,384
Share based compensation	5,213	7,524
Foreign tax credit	1,949	925
Capital loss carryforward	1,733	419
U.K. deferred interest	685	5,278
Deferred acquisition costs	547	(1,540)
Loss portfolio transfer	263	2,356
Other	2,763	1,609
Total deferred tax assets	105,775	115,631
Deferred tax liabilities:
U.K. intangible assets	(14,233)	(15,364)
Fixed assets	(3,520)	(2,573)
Lloyd's deferred taxable income	(3,340)	—
Other	(446)	(2,468)
Total deferred tax liabilities	(21,539)	(20,405)
Net deferred tax asset (liability) before valuation allowance	84,236	95,226
Valuation allowance	(63,032)	(75,528)
Net deferred tax asset (liability)	$21,204	$19,698

Hamilton Group records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense (benefit) in the period of change. When evaluating the Company’s ability to realize the benefit of its deferred tax assets and liabilities, the Company considers the relevant impact of all available positive and negative evidence, including historical operating results and forecasts of future taxable income. A significant piece of objectively verifiable negative evidence considered in the Company’s evaluation is a three-year cumulative pre-tax loss. Based on all available evidence, management has concluded that a valuation allowance of $63.0 million should be recorded against all deferred tax assets in the U.K., the U.S. and Ireland, net of any reversing tax liabilities, as of December 31, 2024. Future realization of the Company’s deferred tax asset will ultimately depend on the existence of objectively verifiable positive evidence including sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carry-forward periods provided under the tax law.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

The Company had the following net operating loss carry-forwards, inclusive of cumulative currency translation adjustments:

($ in thousands)	December 31, 2024
Tax jurisdiction	Losses Carried Forward	Tax Effect	Expiration
Bermuda	$—	$—	n/a
Ireland	1,742	218	No expiry
United States	15,501	3,255	2042-2044
United Kingdom	$182,360	$45,590	No expiry

Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. At December 31, 2024, the Company believes that it has no uncertain tax positions that, if challenged on technical merits, would cause a material effect on the Company's audited consolidated financial statements.

Hamilton Group classifies all interest and penalties on income taxes as part of income tax expense (benefit). During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any interest income or expense. There was no accrued interest as of December 31, 2024. With few exceptions, Hamilton Group is no longer subject to tax examinations by U.S. federal or state examinations before 2021 or non-U.S. tax examinations before 2020.

15. Commitments and Contingencies

Concentrations of Credit Risks

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. Instruments which potentially subject the Company to concentration of credit risk consist primarily of fixed maturity and short-term investments, cash and cash equivalents, premiums receivable and reinsurance balances recoverable. The Company limits the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, none of the Company’s fixed maturity and short-term investments exceeded 10% of shareholders’ equity at December 31, 2024. The Company evaluates the financial condition of its reinsurers, whom primarily consist of highly rated reinsurers and may require collateralization of those recoverable balances. See Note 2g, Credit Loss Provisions and Note 7, Reinsurance, for further details.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Operating Leases

The Company leases office space under operating leases in Bermuda, the United States, the United Kingdom, and Ireland. These leases expire at various dates through 2030, with a weighted average lease term of 2.5 years. As a result of the Company's adoption of ASU 2016-02 Leases, the balance sheet reflects a $9.1 million and $6.9 million right of use asset in "Other assets" and a discounted lease liability of $9.2 million and $6.7 million in "Accounts payable and accrued expenses", as at December 31, 2024 and 2023, respectively. The discounted lease liability was calculated with reference to weighted average discount rates of 5.30% and 3.75% as at December 31, 2024 and 2023, respectively. Leases including renewal options are recorded on the balance sheet when management is reasonably certain the options will be exercised. Operating lease expense for the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $3.8 million and $3.8 million, respectively.

Future minimum lease payments under the leases are expected to be as follows:

($ in thousands)	Minimum Lease Payments
Year ended December 31,
2025	$2,431
2026	2,977
2027	2,703
2028	1,262
2029	647
Thereafter	118
Total undiscounted lease liabilities	10,138
Less: present value discount	(966)
Total recorded lease liability at present value	$9,172

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

Syndicate 4000 is solely supported by HCML. The Company's operations consist of a managing agent, Hamilton Managing Agency Limited, which manages the affairs of Syndicate 4000 on behalf of HCML.

The total available capital in support of the capital requirements for Syndicate 4000 is comprised of the following FAL:

($ in thousands)	December 31, 2024
Unsecured LOC capacity	$230,000
Fixed income securities	245,254
Cash	1,082
Total	$476,336

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications. Future events could occur that lead to the execution of these provisions against the Company. Management currently believes that the likelihood of such an event is remote.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Litigation and Regulatory Matters

The Company is subject to legal and regulatory investigations in the ordinary course of business. As at December 31, 2024, the Company was not a party to any material legal proceeding or investigation which is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

16. Related Party Transactions

Ada Capital Management Limited

In 2020, the Company established ACML, an insurance agent authorized to underwrite on behalf of Ada Re, as more fully described in Note 1, Organization. The following tables summarize the impact of transactions with Ada Re:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Reinsurance premiums ceded	$(21,584)	$(19,524)	$(11,999)

Net premiums earned	(21,585)	(21,744)	(9,780)
Other income (loss)	7,434	8,549	201
Losses and loss adjustment expenses	7,676	8,702	5,719
Acquisition costs	5,126	5,125	1,769
Net gain (loss) on related party reinsurance	$(1,349)	$632	$(2,091)

	December 31,
($ in thousands)	2024	2023
Paid losses recoverable	$2,278	$4,319
Unpaid losses and loss adjustment expenses recoverable	13,262	11,149
Other assets	970	8,765
Reinsurance balances payable	$1,670	$3,759

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
17. Statutory Requirements

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

The actual and minimum required statutory capital and surplus for the Company’s principal operating subsidiaries by regulatory jurisdiction were as follows:

	Bermuda (1)		United Kingdom (2)		Ireland (3)		United States(4)
	As at December 31,
($ in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Required statutory capital and surplus	$739,605	$579,916	$125,232	$129,995	$77,269	$68,643	$33,780	$23,410
Actual statutory capital and surplus	$2,168,031	$1,882,833	$624,596	$539,016	$139,446	$127,082	$58,017	$53,988
____________

(1) Minimum statutory capital and surplus at December 31, 2024 for the Bermuda operating subsidiary is required to be maintained at the greater of a minimum solvency margin ("MSM"), as disclosed in the table above, and the Enhanced Capital Requirement ("ECR"), where applicable.
(2) Minimum statutory capital and surplus at December 31, 2024 for the U.K. operating entities is determined by reference to the entities' Solvency Capital Requirement and the Solvency II capital regime. U.K. operations are subject to Lloyd’s requirements where underwriting members hold acceptable FAL and/or Syndicates hold acceptable Funds In Syndicate ("FIS") for their own account, in support of the total actual statutory capital and surplus amount. Actual statutory capital and surplus is comprised of an Economic Capital Assessment ("ECA"), derived from an approved Solvency II basis Internal model, less any accumulated trading surpluses or plus any accumulated trading deficits, as calculated on a Solvency II basis.
(3) The Company's Irish operations are subject to the Solvency II regime, which requires insurance companies to hold assets that cover at least the best estimate of insurance liabilities, a risk margin, plus a risk-based Solvency Capital Requirement designed to protect against extreme stress events.
(4) Minimum statutory capital and surplus at December 31, 2024 for U.S. operating subsidiaries is determined with reference to the Company Action Level Risk-Based Capital requirements.

The statutory net income (loss) for the Company’s principal operating subsidiaries by regulatory jurisdiction was as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Bermuda	$432,769	$270,309	$1,993
United Kingdom	61,879	59,778	25,470
Ireland	8,069	(1,911)	(32,331)
United States	$(12,512)	$(13,250)	$(9,962)

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

Independent of the Insurance Act, the BMA has also established a target capital level ("TCL") for Class 4 (re)insurers, equal to 120% of their ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight. Hamilton Re's actual capital and surplus levels exceed the TCL at December 31, 2024.

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements
Hamilton Re's BSCR for the year ended December 31, 2024 must be filed with the BMA by April 30, 2025. As a result, the required statutory capital and surplus disclosed as of December 31, 2024 is based on the MSM. At December 31, 2024, the actual statutory capital and surplus of Hamilton Re was $2.2 billion and the MSM was $739.6 million.

Hamilton Re received approval from the BMA to treat its investment in TS Hamilton Fund as a "Relevant Asset" for the purpose of computing its "Liquidity Ratio" (under which relevant assets must be maintained at not less than 75% of relevant liabilities) in respect of 2024. Hamilton Re is in compliance with the Liquidity Ratio at December 31, 2024.

Under the Insurance Act, Hamilton Re is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous year's statutory financial statements), as a Class 4 Bermuda insurance subsidiary, Hamilton Re must apply to the BMA for permission to do so. For the year ended December 31, 2024, Hamilton Re had capacity to pay dividends of $470.7 million without prior approval under Bermuda law, of which $184.5 million of dividends were paid during the year. It is estimated that Hamilton Re will have capacity to pay dividends of $542.0 million in 2025.

United Kingdom Operations

A U.K. company’s ability to propose and pay dividends is dependent upon U.K. law and may require the approval of a local regulatory body where a minimum capital requirement applies.

As discussed in Note 15, Commitments and Contingencies, Lloyd’s bases the capital funding requirements of the Company's corporate members on their latest approved Economic Capital Assessments. As of December 31, 2024, actual levels of solvency, liquidity, and capital were in compliance with the Lloyd's requirements.

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

The PRA regulatory requirements impose no explicit restrictions on the U.K. subsidiaries' ability to pay a dividend, but the Company must notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. It is estimated that Hamilton's U.K. subsidiaries will have capacity to pay dividends of $5.0 million in 2025.

Ireland Operations

HIDAC is regulated by the Central Bank of Ireland ("CBI") pursuant to the Insurance Acts 1909 to 2018 (as amended), the Central Bank Acts 1942 to 2018 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2012, including the European Union (Insurance and Reinsurance) Regulations, 2015 (as amended) and the Solvency II regime. HIDAC is required to maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR") at all times. Capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the CBI is authorized to take action to restore the financial position of the subsidiary. HIDAC was at all times in compliance with these requirements for the year ended December 31, 2024.

The amount of dividends that HIDAC is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met subsequent to any distribution. As at December 31, 2024, HIDAC did not have retained profits available for distribution.

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

Hamilton Insurance Group, Ltd.
Notes to the Consolidated Financial Statements

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. As at December 31, 2024, the Company's U.S. insurance subsidiary did not have retained profits available for distribution.

18. Subsequent Events

California Wildfires

The Company estimates that losses from the California wildfires, net of reinsurance and reinstatement premiums, will be in the range of $120 million to $150 million, based on an insured industry loss range of $35 billion to $45 billion. The level of uncertainty within the Company’s loss estimates is increased by the recent occurrence of the event and the preliminary nature of the information available, among other factors. The estimated losses for this event will be reported in the Company’s first quarter 2025 financial results.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Hamilton Insurance Group, Ltd.

We have audited the consolidated financial statements of Hamilton Insurance Group, Ltd. (the Company) as of December 31, 2024, and 2023, for each of the three years in the period ended December 31, 2024, and have issued our report thereon dated February 27, 2025, included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedules I to VI of this Form 10-K (the “schedules”). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 27, 2025

SCHEDULE I
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands)	December 31, 2024
Type of investment	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
U.S. government treasuries	$724,785	$711,103	$711,103
U.S. states, territories and municipalities	13,533	13,231	13,231
Non-U.S. sovereign governments and supranationals	70,435	67,527	67,527
Corporate	1,153,612	1,143,060	1,143,060
Residential mortgage-backed securities - Agency	288,760	272,611	272,611
Residential mortgage-backed securities - Non-agency	17,432	16,754	16,754
Commercial mortgage-backed securities - Non-agency	40,363	39,686	39,686
Other asset-backed securities	113,997	113,890	113,890
Total fixed maturities	$2,422,917	2,377,862	2,377,862
Investments in Two Sigma Funds		939,381	939,381
Short-term investments		497,110	497,110
Total investments		$3,814,353	$3,814,353

SCHEDULE II
HAMILTON INSURANCE GROUP, LTD. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT(1)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$13,624	$24,898
Investment in subsidiaries	2,358,386	2,077,926
Intercompany loan receivable	113,423	113,423
Interest receivable on intercompany loan	5,555	5,555
Other assets	5,036	4,821
Total assets	$2,496,024	$2,226,623

Liabilities and Shareholders' Equity
Liabilities
Due to subsidiaries	$11,785	$25,201
Term loan payable	149,945	149,830
Accounts payable and accrued liabilities	5,585	3,742
Total liabilities	167,315	178,773

Shareholders' Equity
Common shares
Class A	178	286
Class B	643	560
Class C	194	255
Additional paid-in capital	1,163,609	1,249,817
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,168,526	801,373
Total shareholders' equity	2,328,709	2,047,850
Total liabilities and shareholders' equity	$2,496,024	$2,226,623
(1) The condensed financial information should be read in conjunction with the consolidated U.S. GAAP financial statements and notes thereto.

SCHEDULE II
HAMILTON INSURANCE GROUP, LTD. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED(1)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(THOUSANDS OF UNITED STATES DOLLARS)

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Revenues
Intercompany loan interest	$7,393	$7,296	$6,784
Net foreign exchange gains (losses)	8	24	(131)
Other income (loss)	633	626	65
Total revenues	8,034	7,946	6,718

Expenses
General and administrative expenses	55,011	52,280	20,524
Interest expense	16,352	15,500	9,858
Total expenses	71,363	67,780	30,382

Net income (loss) before equity in earnings of subsidiaries	(63,329)	(59,834)	(23,664)
Equity in earnings of subsidiaries	266,261	274,538	(211,335)
Dividend income	197,497	44,023	137,000
Net income (loss) attributable to common shareholders	$400,429	$258,727	$(97,999)

(1) The condensed financial information should be read in conjunction with the consolidated U.S. GAAP financial statements and notes thereto.

SCHEDULE II
HAMILTON INSURANCE GROUP, LTD. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED(1)

CONDENSED STATEMENTS OF CASH FLOWS
(THOUSANDS OF UNITED STATES DOLLARS)

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows provided by (used in) operating activities
Net income (loss) attributable to common shareholders	$400,429	$258,727	$(97,999)
Less: dividend income and equity in earnings of subsidiaries	(463,758)	(318,561)	74,335
Net income (loss) before equity in earnings of subsidiaries	(63,329)	(59,834)	(23,664)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Other operating inflows (outflows)	18,927	63,035	7,033
Net cash provided by (used) in operating activities	(44,402)	3,201	(16,631)

Cash flows provided by (used in) investing activities
Other investing inflows (outflows)	(216)	(146)	(706)
Dividends from subsidiaries	197,497	44,023	137,000
Capital contributions to subsidiaries	(14,199)	(113,350)	(118,839)
Net cash provided by (used in) investing activities	183,082	(69,473)	17,455

Cash flows provided by (used in) financing activities
Other financing inflows (outflows)	—	—	(345)
Repurchase of common shares	(150,350)	(2,435)	(1,518)
Issuance of common shares	396	82,997	315
Net cash provided by (used in) financing activities	(149,954)	80,562	(1,548)

Net increase (decrease) in cash and cash equivalents	(11,274)	14,290	(724)
Cash and cash equivalents, beginning of period	24,898	10,608	11,332
Cash and cash equivalents, end of period	$13,624	$24,898	$10,608

(1) The condensed financial information should be read in conjunction with the consolidated U.S. GAAP financial statements and notes thereto.

SCHEDULE III
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2024			Year Ended December 31, 2024
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	$110,032	$1,957,679	$650,287	$886,934		$498,023	$216,971	$148,824	$969,605
Bermuda	98,953	1,574,812	471,990	847,795		512,150	171,960	61,189	951,564
Total	$208,985	$3,532,491	$1,122,277	$1,734,729	$574,674	$1,010,173	$388,931	$210,013	$1,921,169

	December 31, 2023			Year Ended December 31, 2023
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	$84,983	$1,717,422	$547,629	$703,508		$362,137	$186,698	$127,402	$770,399
Bermuda	71,912	1,312,615	363,593	615,025		352,466	122,450	55,763	710,039
Total	$156,895	$3,030,037	$911,222	$1,318,533	$239,855	$714,603	$309,148	$183,165	$1,480,438

	December 31, 2022			Year Ended December 31, 2022
($ in thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss adjustment expenses	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)[1]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
International	$68,257	$1,582,410	$453,254	$623,047		$335,484	$170,571	$108,239	$635,773
Bermuda	46,890	1,273,865	264,934	520,667		422,849	100,618	49,301	586,091
Total	$115,147	$2,856,275	$718,188	$1,143,714	$64,870	$758,333	$271,189	$157,540	$1,221,864

(1) The Company does not manage its investments by reportable segment and therefore total net realized and unrealized gains (losses) on investments and net investment income (loss) is not allocated to each reportable segment.

SCHEDULE IV
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
REINSURANCE
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands)	Gross premiums earned	Ceded to other companies	Assumed from other companies	Net premiums earned	Percentage of amount assumed to net
Year ended December 31, 2024
Premiums earned	$1,180,932	$476,798	$1,030,595	$1,734,729	59%
Year ended December 31, 2023
Premiums earned	1,016,762	440,607	742,378	1,318,533	56%
Year ended December 31, 2022
Premiums earned	886,488	413,046	670,272	1,143,714	59%

SCHEDULE V
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Opening Balance	Additions	Deductions	Closing Balance
December 31, 2024
Allowance for expected credit losses(1)	$3,687	$782	$(7)	$4,462
December 31, 2023
Allowance for expected credit losses(1)	3,633	54	—	3,687
December 31, 2022
Allowance for expected credit losses(1)	—	3,633	—	3,633
(1) Deducted from Premiums Receivable and Paid and Unpaid losses and loss adjustment expenses recoverable.

SCHEDULE VI
HAMILTON INSURANCE GROUP, LTD. AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

($ in thousands) Affiliation with Registrant	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustments expenses	Discount, if any, deducted	Unearned premiums	Net premiums earned	Total net realized and unrealized gains (losses) on investments and net investment income (loss)
Consolidated subsidiaries
Year ended December 31, 2024	$208,985	$3,532,491	$—	$1,122,277	$1,734,729	$574,674
Year ended December 31, 2023	156,895	3,030,037	—	911,222	1,318,533	240,066
Year ended December 31, 2022	115,147	2,856,275	—	718,188	1,143,714	71,861

	Claims and claims adjustment expenses incurred related to
($ in thousands) Affiliation with Registrant	Current Year	Prior Year	Amortization of deferred policy acquisition costs	Paid claims and claim adjusted expenses	Net premiums written
Consolidated subsidiaries
Year ended December 31, 2024	$1,030,612	$(20,439)	$388,931	$516,766	$1,921,169
Year ended December 31, 2023	730,220	(15,617)	309,148	564,798	1,480,438
Year ended December 31, 2022	778,936	(20,603)	271,189	377,186	1,221,864