Form 10-Q
period 2025-03-31
Hamilton Insurance Group, Ltd.
filed 2025-05-08
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of May 1, 2025 was 67,015,693.

Hamilton Insurance Group, Ltd.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Hamilton Insurance Group, Ltd. ("Quarterly Report") includes "forward looking statements" pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as "believes," "expects," "may," "will," "target," "should," "could," "would," "seeks," "intends," "plans," "contemplates," "estimates," or "anticipates," or similar expressions which concern our strategy, plans, projections or intentions. These forward-looking statements appear in a number of places throughout this Quarterly Report and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained herein. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in "Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and other subsequent periodic reports filed with the Securities and Exchange Commission and the following:

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
•our ability to manage risks associated with macroeconomic conditions resulting from geopolitical and global economic events, including current or anticipated military conflicts, public health crises, terrorism, sanctions, rising energy prices, inflation and interest rates and other global events, including the instability from recent international trade policies;
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

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. You should evaluate all forward-looking statements made herein in the context of these risks and uncertainties.

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

Available Information

We encourage investors and others to frequently visit our website, www.hamiltongroup.com, including our Investor Relations web pages www.investors.hamiltongroup.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into this Quarterly Report. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	March 31, 2025	December 31, 2024
Assets
Fixed maturity investments, at fair value (amortized cost 2025: $2,436,656; 2024: $2,422,917)	$2,425,986	$2,377,862
Short-term investments, at fair value (amortized cost 2025: $404,946; 2024: $495,630)	406,207	497,110
Investments in Two Sigma Funds, at fair value (cost 2025: $1,111,708; 2024: $805,623)	1,341,079	939,381
Total investments	4,173,272	3,814,353
Cash and cash equivalents	838,514	996,493
Restricted cash and cash equivalents	74,548	104,359
Premiums receivable	989,656	771,707
Paid losses recoverable	91,701	134,406
Deferred acquisition costs	242,346	208,985
Unpaid losses and loss adjustment expenses recoverable	1,235,045	1,171,040
Receivables for investments sold	46,358	74,006
Prepaid reinsurance	329,213	218,921
Intangible assets	91,184	93,121
Other assets	230,994	208,642
Total assets	$8,342,831	$7,796,033

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,815,307	$3,532,491
Unearned premiums	1,337,516	1,122,277
Reinsurance balances payable	346,240	261,275
Payables for investments purchased	46,925	115,427
Term loan, net of issuance costs	149,974	149,945
Accounts payable and accrued expenses	137,667	185,361
Payables to related parties	70,709	100,420
Total liabilities	5,904,338	5,467,196

Non-controlling interest – TS Hamilton Fund	39,154	128

Shareholders’ equity
Common shares:
Class A, authorized (2025 and 2024: 26,944,807), par value $0.01; issued and outstanding (2025 and 2024: 17,820,078)	178	178
Class B, authorized (2025: 81,705,911 and 2024: 80,205,911), par value $0.01; issued and outstanding (2025: 66,015,693 and 2024: 64,271,249)	660	643
Class C, authorized (2025: 17,875,670 and 2024: 19,375,670), par value $0.01; issued and outstanding (2025: 17,875,670 and 2024: 19,375,670)	179	194
Additional paid-in capital	1,160,569	1,163,609
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,242,194	1,168,526
Total shareholders’ equity	2,399,339	2,328,709

Total liabilities, non-controlling interest, and shareholders’ equity	$8,342,831	$7,796,033

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
($ in thousands, except per share information)	2025	2024
Revenues
Gross premiums written	$843,306	$721,941
Reinsurance premiums ceded	(239,431)	(207,061)
Net premiums written	603,875	514,880

Net change in unearned premiums	(104,947)	(129,577)
Net premiums earned	498,928	385,303

Net realized and unrealized gains (losses) on investments	248,793	255,371
Net investment income (loss)	18,927	12,618
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	267,720	267,989

Other income (loss)	4,662	7,478
Net foreign exchange gains (losses)	(2,529)	(2,125)
Total revenues	768,781	658,645

Expenses
Losses and loss adjustment expenses	395,234	232,352
Acquisition costs	116,881	84,554
General and administrative expenses	62,702	54,855
Amortization of intangible assets	3,890	3,252
Interest expense	5,602	5,708
Total expenses	584,309	380,721

Income (loss) before income tax	184,472	277,924
Income tax expense (benefit)	3,206	592
Net income (loss)	181,266	277,332

Net income (loss) attributable to non-controlling interest	100,394	120,158

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$80,872	$157,174

Per share data
Basic income (loss) per share attributable to common shareholders	$0.79	$1.42
Diluted income (loss) per share attributable to common shareholders	$0.77	$1.38

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Common shares
Balance, beginning of period	$1,015	$1,101
Issuance of common shares	11	10
Repurchases of common shares	(9)	(2)
Balance, end of period	1,017	1,109

Additional paid-in capital
Balance, beginning of period	1,163,609	1,249,817
Issuance of common shares	(11)	387
Repurchases of common shares	(9,672)	(2,442)
Share compensation expense	6,643	7,293
Balance, end of period	1,160,569	1,255,055

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,168,526	801,373
Net income (loss)	181,266	277,332
Net income (loss) attributable to non-controlling interest	(100,394)	(120,158)
Repurchases of common shares	(7,204)	(765)
Balance, end of period	1,242,194	957,782

Total shareholders’ equity	$2,399,339	$2,209,505

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($ in thousands)	March 31,
Operating activities	2025	2024
Net income (loss)	$181,266	$277,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,330	3,625
Share compensation expense	6,643	7,293
Net realized (gains) losses on investments	(118,658)	(149,445)
Change in net unrealized (gains) losses on investments	(130,135)	(105,926)
Other items	(8,546)	2,367
Change in:
Premiums receivable	(217,949)	(197,748)
Paid losses recoverable	42,705	(24,267)
Deferred acquisition costs	(33,361)	(33,988)
Prepaid reinsurance	(110,292)	(91,678)
Unpaid losses and loss adjustment expenses recoverable	(64,005)	(6,427)
Other assets	(22,712)	4,135
Reserve for losses and loss adjustment expenses	282,816	118,745
Unearned premiums	215,239	221,255
Reinsurance balances payable	84,965	94,813
Accounts payable and accrued expenses and other	(77,405)	38,114
Net cash provided by (used in) operating activities	34,901	158,200

Investing activities
Proceeds from redemptions from Two Sigma Funds	719,512	837,829
Contributions to Two Sigma Funds	(913,091)	(678,366)
Purchases of fixed maturity investments	(435,886)	(447,062)
Proceeds from sales, redemptions and maturity of fixed maturity investments	424,163	387,133
Purchases of short-term investments	(383,266)	(350,125)
Proceeds from sales of short-term investments	480,871	436,591
Change in receivables for investments sold	27,648	24,642
Change in payables for investments purchased	(68,502)	(11,535)
Other	(2,033)	(4,980)
Net cash provided by (used in) investing activities	(150,584)	194,127

Financing activities
Issuance of common shares	11	10
Repurchases of common shares	(16,885)	(3,209)
Contribution of additional paid-in capital	(11)	387
Withdrawal of non-controlling interest	(61,368)	(65,564)
Net cash provided by (used in) financing activities	(78,253)	(68,376)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	6,146	(4,208)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(187,790)	279,743
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,100,852	900,860
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$913,062	$1,180,603

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"), except as described below.
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

3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	March 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$624,694	$3,043	$(6,257)	$621,480
U.S. states, territories and municipalities	12,964	58	(227)	12,795
Non-U.S. sovereign governments and supranationals	74,774	1,473	(1,340)	74,907
Corporate	1,200,219	13,278	(9,063)	1,204,434
Residential mortgage-backed securities - Agency	325,804	1,296	(12,511)	314,589
Residential mortgage-backed securities - Non-agency	29,781	222	(560)	29,443
Commercial mortgage-backed securities - Non-agency	45,877	216	(568)	45,525
Other asset-backed securities	122,543	431	(161)	122,813
Total fixed maturities	2,436,656	20,017	(30,687)	2,425,986
Short-term investments	404,946	1,279	(18)	406,207
Total	$2,841,602	$21,296	$(30,705)	$2,832,193

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$152,843	$151,645
Due after one through five years	1,530,775	1,532,713
Due after five through ten years	214,662	215,257
Due after ten years	14,371	14,001
Mortgage-backed securities	401,462	389,557
Asset-backed securities	122,543	122,813
Total	$2,436,656	$2,425,986

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Investments in Two Sigma Funds

TS Hamilton Fund invests in Two Sigma Funds ("Two Sigma Funds"), which are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the net asset value ("NAV") provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheet.

The Company owns the following interest in each of the Two Sigma Funds:

	March 31, 2025
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	17.2%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	9.5%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.3%
Two Sigma Futures Portfolio, LLC	FTV	6.3%
Two Sigma Horizon Portfolio, LLC	HTV	5.4%
Two Sigma Navigator Portfolio, LLC	NTV	6.1%
Two Sigma Kuiper Portfolio, LLC	KTV	5.2%

The Company, through its investments in the Two Sigma Funds, seeks to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic and non-systematic investment strategies with proprietary risk management and execution techniques. These strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. At December 31, 2024, the Company's investment in the Two Sigma Funds consisted of STV, ESTV and FTV; effective January 1, 2025, the Company amended its existing investment in Two Sigma Funds to include an allocation to ATV, HTV, NTV and KTV.

•STV primarily utilizes systematic strategies to trade U.S.-listed equity securities, exchange traded funds, money market funds, swap contracts and government debt securities.
•ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities, swap contracts, money market funds, government debt securities, futures and foreign currency forward contracts.
•ATV primarily utilizes systematic strategies to trade a diversified, global, equity market neutral portfolio, predominantly of equity securities, equity-related derivatives and other related instruments.
•FTV primarily utilizes systematic macro strategies to trade exchange traded funds, exchange memberships, government debt securities, money market funds, option contracts, swap contracts, futures and forward contracts.
•HTV primarily utilizes systematic strategies and non-systematic discretionary strategies to trade futures, futures options, foreign currency spot, forward and option contracts, exchange-traded products ("ETPs") and ETP options, debt securities, and various types of derivatives and other instruments.
•NTV primarily utilizes non-systematic discretionary macro strategies that combine human discretion with quantitative analysis for purposes of trading globally across various asset classes.
•KTV primarily utilizes non-systematic discretionary strategies that combine human discretion with quantitative analysis to trade futures, futures options, foreign currency spot, forward and option contracts, ETPs and ETP options, debt securities, and various types of derivatives and other instruments.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	March 31, 2025			December 31, 2024
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$416,762	$155,015	$571,777	$360,997	$102,267	$463,264
Two Sigma Equity Spectrum Portfolio, LLC	155,812	59,678	215,490	136,565	47,011	183,576
Two Sigma Absolute Return Portfolio, LLC	11,211	2,059	13,270	—	—	—
Two Sigma Futures Portfolio, LLC	196,596	(5,235)	191,361	308,061	(15,520)	292,541
Two Sigma Horizon Portfolio, LLC	215,824	14,216	230,040	—	—	—
Two Sigma Navigator Portfolio, LLC	87,001	3,272	90,273	—	—	—
Two Sigma Kuiper Portfolio, LLC	28,502	366	28,868	—	—	—
Total	$1,111,708	$229,371	$1,341,079	$805,623	$133,758	$939,381

The following table summarizes certain investments of the Two Sigma Funds where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	March 31, 2025
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
First American Treasury Obligations Fund	103,379	$103,379	5.1%
Invesco Treasury Portfolio Money Market Fund	110,976	$110,976	5.5%
U.S. Treasury Securities, 0.0000% - 4.8750%, due 4/1/2025 - 2/15/2055	2,112,856	$2,109,664	104.4%
U.S. Treasury Securities, 2.1250% - 4.7500%, due 1/31/2027 - 2/15/2055	(261,022)	$(262,785)	(13.0)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of the Two Sigma Funds' total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, an investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum. The management fee for the three months ended March 31, 2025 and 2024 was $12.4 million and $11.4 million, respectively.

Under the terms of the limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended March 31, 2025 and 2024 was $100.4 million and $120.1 million, respectively.

Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or
(ii) 60% of Hamilton Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2027. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal.

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

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$118,658	$149,445
Change in net unrealized gains (losses) on investments	130,135	105,926
Net realized and unrealized gains (losses) on investments	248,793	255,371

Net investment income (loss):
Fixed maturities	25,287	16,950
Short-term investments	68	(1)
TS Hamilton Fund	1,736	3,015
Cash and cash equivalents	4,603	4,115
Other	459	752
Interest and other	32,153	24,831
Management fees	(12,965)	(11,950)
Other expenses	(261)	(263)
Net investment income (loss)	18,927	12,618
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$267,720	$267,989

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Fixed maturities and short-term investments	$(477)	$(2,942)
TS Hamilton Fund	119,135	152,387
Net realized gains (losses) on investments	$118,658	$149,445

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Fixed maturities and short-term investments	$34,487	$(12,991)
TS Hamilton Fund	95,648	118,917
Net unrealized gains (losses) on investments	$130,135	$105,926

Pledged Assets

At March 31, 2025 and December 31, 2024, pledged investments at fair value were comprised of $251.0 million and $245.3 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $89.1 million and $89.1 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $36.2 million and $31.9 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At March 31, 2025 and December 31, 2024, restricted cash and cash equivalents balances were comprised of $71.0 million and $101.8 million, respectively, securing other underwriting obligations, $2.0 million and $1.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's and $1.5 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities.

Total cash and cash equivalents and restricted cash and cash equivalents of $913.1 million presented in the statement of cash flows was comprised of cash and cash equivalents of $838.5 million and restricted cash and cash equivalents of $74.5 million on the balance sheet at March 31, 2025. Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows at December 31, 2024 was comprised of cash and cash equivalents of $996.5 million and restricted cash and cash equivalents of $104.4 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis:

	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$621,480	$—	$621,480
U.S. states, territories and municipalities	—	12,795	—	12,795
Non-U.S. sovereign governments and supranationals	—	74,907	—	74,907
Corporate	—	1,204,434	—	1,204,434
Residential mortgage-backed securities - Agency	—	314,589	—	314,589
Residential mortgage-backed securities - Non-agency	—	29,443	—	29,443
Commercial mortgage-backed securities - Non-agency	—	45,525	—	45,525
Other asset-backed securities	—	122,813	—	122,813
Total fixed maturities	—	2,425,986	—	2,425,986
Short-term investments	—	406,207	—	406,207
Total	$—	$2,832,193	$—	$2,832,193

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$711,103	$—	$711,103
U.S. states, territories and municipalities	—	13,231	—	13,231
Non-U.S. sovereign governments and supranationals	—	67,527	—	67,527
Corporate	—	1,143,060	—	1,143,060
Residential mortgage-backed securities - Agency	—	272,611	—	272,611
Residential mortgage-backed securities - Non-agency	—	16,754	—	16,754
Commercial mortgage-backed securities - Non-agency	—	39,686	—	39,686
Other asset-backed securities	—	113,890	—	113,890
Total fixed maturities	—	2,377,862	—	2,377,862
Short-term investments	—	497,110	—	497,110
Total	$—	$2,874,972	$—	$2,874,972

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Balance - beginning of period	$128	$133
Withdrawals	(61,368)	(65,564)
Equity in earnings	15	21
Incentive allocation	100,379	120,137
Balance - end of period	$39,154	$54,727

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$354,952	$578,230
Short-term investments	386,189	496,008
Investments in Two Sigma Funds, at fair value	1,341,079	939,381
Receivables for investments sold	33,654	73,322
Interest and dividends receivable	855	945
Total assets	2,116,729	2,087,886

Liabilities
Payable for investments purchased	25,821	100,469
Withdrawal payable	70,709	100,420
Accounts payable and accrued expenses	182	233
Total liabilities	96,712	201,122
Total net assets managed by TS Hamilton Fund	$2,020,017	$1,886,764

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At March 31, 2025, the Company’s premiums receivable balance, net of credit provisions of $1.8 million, was $989.7 million. At December 31, 2024, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $771.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Beginning balance	$2,993	$3,000
Increase (decrease) in allowance	(1,185)	(847)
Ending balance	$1,808	$2,153

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At March 31, 2025, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $91.7 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $1.1 million. At December 31, 2024, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $134.4 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $1.5 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Beginning balance	$1,469	$687
Increase (decrease) in allowance	(348)	22
Ending balance	$1,121	$709

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	March 31, 2025	December 31, 2024
Collateralized	23.1%	23.7%
A- or better	76.7%	76.2%
Below A-	0.2%	0.1%
Total	100.0%	100.0%

At March 31, 2025 and December 31, 2024, the three largest balances by reinsurer accounted for 21%, 18% and 13%, and 22%, 19% and 13%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At March 31, 2025 and December 31, 2024, the balance of reinsurance recoverable on unpaid losses due under this LPT was $22.3 million and $23.7 million, respectively. Amortization of the deferred gain was an expense of $0.5 million and income of $0.9 million during the three months ended March 31, 2025 and 2024, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $15.2 million and $14.6 million during the three months ended March 31, 2025 and 2024, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Gross unpaid losses and loss adjustment expenses, beginning of period	$3,532,491	$3,030,037
Reinsurance recoverable on unpaid losses	1,171,040	1,161,077
Net unpaid losses and loss adjustment expenses, beginning of period	2,361,451	1,868,960

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	418,944	220,295
Prior years	(23,710)	12,057
Total incurred	395,234	232,352

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	73,993	3,336
Prior years	117,802	113,015
Total paid	191,795	116,351

Foreign currency revaluation and other	15,372	(3,683)
Net unpaid losses and loss adjustment expenses, end of period	2,580,262	1,981,278
Reinsurance recoverable on unpaid losses	1,235,045	1,167,504
Gross unpaid losses and loss adjustment expenses, end of period	$3,815,307	$3,148,782

Net favorable prior year development of $23.7 million for the three months ended March 31, 2025 was primarily driven by $14.5 million and $9.2 million of favorable prior year development on attritional and catastrophe losses, respectively. See below for further details:

•Net favorable development of $15.5 million on property contracts, primarily driven by favorable prior year development on Hurricane Ian and Hurricane Ida and favorable attritional loss development;
•Net favorable development of $9.7 million on specialty contracts, primarily driven by a reduction in loss estimates on certain classes; partially offset by
•Net unfavorable development of $2.0 million on casualty contracts, primarily driven by higher than expected claims development across certain classes; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $1.0 million, which was partially offset by a change in the deferred gain of $0.5 million, for a total net positive earnings impact of $0.5 million.

Net unfavorable prior year development of $12.1 million for the three months ended March 31, 2024 was primarily driven by $11.9 million of unfavorable prior year development on attritional losses. See below for further details:

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

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance, was recognized for each of the three months ended March 31, 2025 and 2024 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

Acquisition Costs

The Company amortized acquisition costs of $116.9 million and $84.6 million for the three months ended March 31, 2025 and 2024, respectively.

California Wildfires

The level of uncertainty within the Company’s loss estimates for the California wildfires is increased by the recent occurrence of the event and the preliminary nature of the information available, among other factors. As at March 31, 2025 and December 31, 2024, our net recorded reserves relating to the California wildfires totaled $91.2 million and $Nil, respectively.

Baltimore Bridge

Our net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at March 31, 2025 and December 31, 2024, our net recorded reserves totaled $34.9 million and $34.8 million, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at March 31, 2025 and December 31, 2024, our net recorded reserves totaled $59.8 million and $63.2 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at March 31, 2025, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense (benefit).

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended March 31, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$369,959	$473,347	$—	$843,306
Net premiums written	$228,975	$374,900	$—	$603,875
Net premiums earned	$240,567	$258,361	$—	$498,928
Third party fee income	4,332	330	—	4,662
Losses and loss adjustment expenses	145,671	249,563	—	395,234
Acquisition costs	62,790	54,091	—	116,881
Other underwriting expenses	35,623	14,111	—	49,734
Underwriting income (loss)	$815	$(59,074)	$—	$(58,259)
Net realized and unrealized gains (losses) on investments			248,793	248,793
Net investment income (loss)			18,927	18,927
Net foreign exchange gains (losses)			(2,529)	(2,529)
Corporate expenses			(12,968)	(12,968)
Amortization of intangible assets			(3,890)	(3,890)
Interest expense			(5,602)	(5,602)
Income (loss) before income tax				184,472
Income tax (expense) benefit			(3,206)	(3,206)
Net income (loss)				181,266
Net income (loss) attributable to non-controlling interest			100,394	100,394
Net income (loss) attributable to common shareholders				$80,872

Key Ratios
Attritional loss ratio - current year	52.1%	51.8%		51.9%
Attritional loss ratio - prior year development	(3.6)%	(2.2)%		(2.9)%
Catastrophe loss ratio - current year	12.1%	50.6%		32.0%
Catastrophe loss ratio - prior year development	0.0%	(3.6)%		(1.8)%
Loss and loss adjustment expense ratio	60.6%	96.6%		79.2%
Acquisition cost ratio	26.1%	20.9%		23.4%
Other underwriting expense ratio	13.0%	5.3%		9.0%
Combined ratio	99.7%	122.8%		111.6%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended March 31, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$320,841	$401,100	$—	$721,941
Net premiums written	$185,033	$329,847	$—	$514,880
Net premiums earned	$196,814	$188,489	$—	$385,303
Third party fee income	3,586	3,892	—	7,478
Losses and loss adjustment expenses	116,162	116,190	—	232,352
Acquisition costs	47,720	36,834	—	84,554
Other underwriting expenses	31,203	12,150	—	43,353
Underwriting income (loss)	$5,315	$27,207	$—	$32,522
Net realized and unrealized gains (losses) on investments			255,371	255,371
Net investment income (loss)			12,618	12,618
Net foreign exchange gains (losses)			(2,125)	(2,125)
Corporate expenses			(11,502)	(11,502)
Amortization of intangible assets			(3,252)	(3,252)
Interest expense			(5,708)	(5,708)
Income (loss) before income tax				277,924
Income tax (expense) benefit			(592)	(592)
Net income (loss)				277,332
Net income (loss) attributable to non-controlling interest			120,158	120,158
Net income (loss) attributable to common shareholders				$157,174

Key Ratios
Attritional loss ratio - current year	56.0%	58.4%		57.2%
Attritional loss ratio - prior year development	2.9%	3.2%		3.1%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.1%	0.0%		0.0%
Loss and loss adjustment expense ratio	59.0%	61.6%		60.3%
Acquisition cost ratio	24.2%	19.5%		21.9%
Other underwriting expense ratio	14.0%	4.4%		9.3%
Combined ratio	97.2%	85.5%		91.5%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
International
Lloyd's of London	$235,242	$198,581
Ireland	99,691	99,073
U.S.	35,026	23,187
Total International	369,959	320,841
Bermuda	473,347	401,100
Total	$843,306	$721,941

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 23, 2022, Hamilton Group renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at Hamilton Group's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by Hamilton Group under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that Hamilton Group maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As at March 31, 2025, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	March 31, 2025	December 31, 2024
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,190	150,463
Unamortized loan issuance costs	$26	$55

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three months ended March 31, 2025 and 2024. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At March 31, 2025, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N.A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at March 31, 2025.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	March 31, 2025
Available letter of credit and revolving loan facilities - commitments	$1,045,000
Available letter of credit and revolving loan facilities - in use	714,761

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$192,399
Pledged interests in fixed income portfolio	305,324
Cash	1,502
The Company has recognized interest expense related to the above debt and credit facilities of $5.6 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2025 and 2024: 150,000,000)
Issued, outstanding and fully paid:	March 31, 2025	December 31, 2024
Class A common shares (2025 and 2024: 17,820,078)	$178	$178
Class B common shares (2025: 66,015,693 and 2024: 64,271,249)	660	643
Class C common shares (2025: 17,875,670 and 2024: 19,375,670)	179	194
Total	$1,017	$1,015

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000
Share class conversions	—	1,500,000	(1,500,000)	—	—
Balance - March 31, 2025	26,944,807	81,705,911	17,875,670	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Balance - March 31, 2024	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000

The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997
Share class conversions	—	1,500,000	(1,500,000)	—
Vesting of awards	—	1,088,108	—	1,088,108
Share repurchases	—	(843,664)	—	(843,664)
Balance - March 31, 2025	17,820,078	66,015,693	17,875,670	101,711,441

	Class A	Class B	Class C	Total
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Vesting of awards	—	761,261	—	761,261
Exercise of warrants	—	201,292	—	201,292
Director share awards granted	—	20,383	—	20,383
Share repurchases	—	(205,026)	—	(205,026)
Balance - March 31, 2024	28,644,807	56,813,977	25,544,229	111,003,013

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the three months ended March 31, 2025, 0.5 million Class B common shares were repurchased at an aggregate cost of $10.3 million and an average price of $20.74 per common share and were subsequently cancelled. As of March 31, 2025, $111.7 million of shares remained available for purchase under the Authorization.

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

During the three months ended March 31, 2025 and 2024, 1.5 million and Nil, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	March 31,
($ and shares in thousands, except per share information)	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$80,872	$157,174

Denominator:
Weighted average common shares outstanding - basic	101,938	110,921
Effect of dilutive securities	3,214	3,325
Weighted average common shares outstanding - diluted	105,152	114,246

Basic income (loss) per share attributable to common shareholders	$0.79	$1.42
Diluted income (loss) per share attributable to common shareholders	$0.77	$1.38

For each of the three months ended March 31, 2025 and 2024, Nil common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and related notes thereto included in the Group's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report and "Risk Factors" included in the Form 10-K. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

We see continued growth opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across our underwriting platforms. In recent years the E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. Non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business will allow us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

Reinsurance business continues to offer a particularly attractive opportunity given the strong rating environment for several of the classes we write at this time in the cycle and this, in addition to our A.M. Best "A" rating upgrade, is expected to accelerate growth opportunities in the near term. A number of factors, including economic and social inflation, combined with the frequency and severity of natural catastrophe events in recent years, resulted in a supply/demand imbalance that created the strongest market conditions seen in decades. In addition, we have the benefit of an A.M. Best upgrade to "A", providing ample opportunity for us to grow with key clients.

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

We have a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma is a premier investment manager with a strong track record, driven by a differentiated application of technology and data science. The TS Hamilton Fund is a dedicated fund-of-one managed by Two Sigma with exposures to certain Two Sigma equity and macro strategies and is designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic and non-systematic investment strategies with proprietary risk management investment optimization and execution techniques. The TS Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, FX markets, exchange-listed and over the counter options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund-of-one.

Two Sigma has broad discretion to allocate invested assets to different opportunities. Its current investments include Two Sigma Spectrum Portfolio, LLC ("STV"), Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), Two Sigma Absolute Return Portfolio, LLC ("ATV"), Two Sigma Futures Portfolio, LLC ("FTV"), Two Sigma Horizon Portfolio, LLC ("HTV"), Two Sigma Navigator Portfolio, LLC ("NTV") and Two Sigma Kuiper Portfolio, LLC ("KTV"). The TS Hamilton Fund’s trading and investment activities are not limited to these strategies and techniques and the TS Hamilton Fund is permitted to pursue any investment strategy and/or technique that Two Sigma determines in its sole discretion to be appropriate for the TS Hamilton Fund from time to time.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment ("ETA"), which is intended to provide a fair and equitable transition into the tax regime. As of March 31, 2025, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

Summary of Critical Accounting Estimates

Our critical accounting estimates include "Reserve for Losses and Loss Adjustment Expenses", "Premiums Written and Earned", "Ceded Reinsurance and Unpaid Losses and Loss Adjustment Expenses Recoverable", and "Fair Value of Investments" and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Group’s Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates as disclosed in the Form 10-K for the year ended December 31, 2024.

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Three Months Ended
	March 31,
($ in thousands, except per share amounts)	2025	2024
Gross premiums written	$843,306	$721,941
Net premiums written	$603,875	$514,880
Net premiums earned	$498,928	$385,303
Third party fee income(1)	4,662	7,478

Claims and Expenses
Losses and loss adjustment expenses	395,234	232,352
Acquisition costs	116,881	84,554
Other underwriting expenses(2)	49,734	43,353
Underwriting income (loss)(3)	(58,259)	32,522

Net realized and unrealized gains (losses) on investments	248,793	255,371
Net investment income (loss)(4)	18,927	12,618
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	267,720	267,989

Net foreign exchange gains (losses)	(2,529)	(2,125)
Corporate expenses(2)	12,968	11,502
Amortization of intangible assets	3,890	3,252
Interest expense	5,602	5,708
Income tax expense (benefit)	3,206	592
Net income (loss)	181,266	277,332
Net income (loss) attributable to non-controlling interest(5)	100,394	120,158
Net income (loss) attributable to common shareholders	$80,872	$157,174
Diluted income (loss) per share attributable to common shareholders	$0.77	$1.38

Key Ratios
Attritional loss ratio - current year	51.9%	57.2%
Attritional loss ratio - prior year development	(2.9)%	3.1%
Catastrophe loss ratio - current year	32.0%	0.0%
Catastrophe loss ratio - prior year development	(1.8)%	0.0%
Loss and loss adjustment expense ratio	79.2%	60.3%
Acquisition cost ratio	23.4%	21.9%
Other underwriting expense ratio	9.0%	9.3%
Combined ratio	111.6%	91.5%

Return on average common shareholders' equity	3.4%	7.4%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	March 31, 2025	December 31, 2024
Tangible book value per common share	$22.69	$22.03
Change in tangible book value per common share	3.0%
Book value per common share	$23.59	$22.95
Change in book value per common share	2.8%

Balance Sheet Data
Total assets	$8,342,831	$7,796,033
Total shareholders' equity	$2,399,339	$2,328,709

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $13.0 million, and $11.5 million for the three months ended March 31, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended March 31, 2025 and 2024:

Gross premiums written Gross premiums written were $843.3 million and $721.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in gross premiums written was primarily driven by our casualty and property reinsurance classes and specialty, property and casualty insurance classes, partially offset by a decrease in our specialty reinsurance classes. The increase was as a result of growth in both new and existing business and an increase in reinstatement premiums for the three months ended March 31, 2025.

Underwriting results The combined ratio was 111.6% and 91.5% for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by an increase in the catastrophe loss ratio and a modest increase in the acquisition cost ratio, partially offset by a decrease in the attritional loss ratio and a decrease in the other underwriting expense ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2025
Attritional losses	$259,241	51.9%	$(14,494)	(2.9)%	$244,747	49.0%
Catastrophe losses	159,703	32.0%	(9,216)	(1.8)%	150,487	30.2%
Total	$418,944	83.9%	$(23,710)	(4.7)%	$395,234	79.2%

March 31, 2024
Attritional losses	$220,295	57.2%	$11,892	3.1%	$232,187	60.3%
Catastrophe losses	—	0.0%	165	0.0%	165	0.0%
Total	$220,295	57.2%	$12,057	3.1%	$232,352	60.3%

Attritional loss ratio - current year for the three months ended March 31, 2025 was 51.9% compared to 57.2% for the three months ended March 31, 2024, a decrease of 5.3 percentage points. The decrease was primarily driven by the absence of large losses for the three months ended March 31, 2025, compared to $37.9 million of losses arising from the Francis Scott Key Baltimore Bridge collapse, which impacted our insurance and reinsurance classes in both our International and Bermuda segments for the three months ended March 31, 2024.

Attritional loss ratio - prior year for the three months ended March 31, 2025 was a favorable 2.9% compared to an unfavorable 3.1% for the three months ended March 31, 2024, a decrease of 6.0 percentage points. The attritional loss ratio - prior year for the three months ended March 31, 2025 was primarily driven by favorable development in both our International and Bermuda specialty and property classes. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $1.0 million, which was partially offset by a change in the deferred gain of $0.5 million, for a total net positive earnings impact of $0.5 million. The attritional loss ratio - prior year for the three months ended March 31, 2024 was driven by unfavorable development in specialty classes in both our International and Bermuda segments, primarily related to two specific large losses, partially offset by various smaller reserve releases across classes as a result of reduced loss estimates and benign claims experience. In addition, casualty business protected by the LPT benefited from $0.9 million in amortization of the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.1 million, for a total net positive earnings impact of $0.8 million.

Catastrophe losses - current year and prior year development were $150.5 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Catastrophe losses for the three months ended March 31, 2025 were as a result of the California wildfires of $159.7 million, partially offset by favorable prior year development of $9.2 million. Catastrophe losses for the three months ended March 31, 2024 included $Nil current year losses and $0.2 million of unfavorable prior year development.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$203,961	$262,821
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	63,759	5,168
	$267,720	$267,989

Net income (loss) attributable to non-controlling interest - TSHF	$100,394	$120,158
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $204.0 million and $262.8 million for the three months ended March 31, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $103.6 million and $142.7 million for the three months ended March 31, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 5.5% and 8.3% for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, TS Hamilton Fund experienced gains in single name equities trading within the equity market neutral vehicles Two Sigma Spectrum Portfolio, LLC ("STV"), Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"), and Two Sigma Absolute Return Portfolio, LLC ("ATV"). Gains in single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, Two Sigma Futures Portfolio, LLC ("FTV"), the relative value macro vehicle, Two Sigma Horizon Portfolio, LLC ("HTV"), the scientific discretionary macro vehicle, Two Sigma Navigator Portfolio, LLC ("NTV"), and the relative value rates vehicle, Two Sigma Kuiper Portfolio, LLC ("KTV"). Gains in macro trading were led by commodities in FTV and equities in HTV.

For the three months ended March 31, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in Two Sigma Futures Portfolio, LLC ("FTV"). Within FTV, equities, commodities, fixed income, currencies, and credit all made positive contributions to returns, in decreasing order. TS Hamilton Fund also received positive contributions from single name equities trading. In single name equities trading, gains were led by U.S. equities within Two Sigma Spectrum Portfolio, LLC ("STV"), followed by non-U.S. equities within Two Sigma Equity Spectrum Portfolio, LLC ("ESTV"). Within ESTV, East Asia, Europe, Pan-America, and China all made positive contributions to returns, in decreasing order.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $63.8 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. Income for the three months ended March 31, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns in the first quarter of 2025. Income for the three months ended March 31, 2024 was primarily driven by investment income on higher yielding assets, largely offset by negative price returns as a result of rising U.S. treasury interest rates in the first quarter of 2024.

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

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense (benefit).

International Segment

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Gross premiums written	$369,959	$320,841
Net premiums written	$228,975	$185,033
Net premiums earned	$240,567	$196,814
Third party fee income	4,332	3,586

Claims and Expenses
Losses and loss adjustment expenses	145,671	116,162
Acquisition costs	62,790	47,720
Other underwriting expenses	35,623	31,203
Underwriting income (loss)	$815	$5,315

Attritional losses - current year	$125,323	$110,197
Attritional losses - prior year development	(8,692)	5,773
Catastrophe losses - current year	29,040	—
Catastrophe losses - prior year development	—	192
Losses and loss adjustment expenses	$145,671	$116,162

Attritional loss ratio - current year	52.1%	56.0%
Attritional loss ratio - prior year development	(3.6)%	2.9%
Catastrophe loss ratio - current year	12.1%	0.0%
Catastrophe loss ratio - prior year development	0.0%	0.1%
Losses and loss adjustment expense ratio	60.6%	59.0%
Acquisition cost ratio	26.1%	24.2%
Other underwriting expense ratio	13.0%	14.0%
Combined ratio	99.7%	97.2%

Gross Premiums Written

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Property	$54,526	$37,704
Casualty	135,563	121,165
Specialty	179,870	161,972
Total	$369,959	$320,841

Gross premiums written increased by $49.1 million, or 15.3%, from $320.8 million for the three months ended March 31, 2024 to $370.0 million for the three months ended March 31, 2025. The increase was primarily driven by growth in both existing and new business in specialty, property, and casualty insurance classes, partially offset by a modest decrease in specialty reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Property	$45,705	$34,974
Casualty	90,568	72,928
Specialty	104,294	88,912
Total	$240,567	$196,814

Net premiums earned increased by $43.8 million, or 22.2%, from $196.8 million for the three months ended March 31, 2024 to $240.6 million for the three months ended March 31, 2025. The increase was primarily driven by growth in our casualty, specialty and property insurance classes. Casualty insurance growth was primarily driven by U.S. excess and surplus lines, mergers & acquisitions, and cyber; specialty insurance growth was primarily driven by accident & health, marine & energy, and fine art & specie; and property insurance growth was primarily driven by property binder business.

Third Party Fee Income

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Third party fee income	$4,332	$3,586

Third party fee income increased by $0.7 million, or 20.8%, from $3.6 million for the three months ended March 31, 2024 to $4.3 million for the three months ended March 31, 2025. The increase was primarily due to an increase in consortium fees and syndicate management fees.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2025
Attritional losses	$125,323	52.1%	$(8,692)	(3.6)%	$116,631	48.5%
Catastrophe losses	29,040	12.1%	—	0.0%	29,040	12.1%
Total	$154,363	64.2%	$(8,692)	(3.6)%	$145,671	60.6%

March 31, 2024
Attritional losses	$110,197	56.0%	$5,773	2.9%	$115,970	58.9%
Catastrophe losses	—	0.0%	192	0.1%	192	0.1%
Total	$110,197	56.0%	$5,965	3.0%	$116,162	59.0%

The loss ratio for the three months ended March 31, 2025 was 60.6%, compared to 59.0% for the three months ended March 31, 2024, an increase of 1.6 percentage points. The increase was primarily driven by a higher current year catastrophe loss ratio, partially offset by a lower current year attritional loss ratio and a favorable prior year development loss ratio for the three months ended March 31, 2025.

Attritional loss ratio - current year for the three months ended March 31, 2025 was 52.1% compared to 56.0% for the three months ended March 31, 2024, a decrease of 3.9 percentage points. The decrease was primarily driven by the absence of large losses for the three months ended March 31, 2025, compared to $11.8 million of losses arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes for the three months ended March 31, 2024.

Attritional loss ratio - prior year for the three months ended March 31, 2025 was a favorable 3.6% compared to an unfavorable 2.9% for the three months ended March 31, 2024, a decrease of 6.5 percentage points. The favorable attritional loss ratio - prior year for the three months ended March 31, 2025 was primarily driven by favorable development in specialty reinsurance classes and property and specialty insurance classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $1.0 million, which was partially offset by a change in the deferred gain of $0.5 million, for a total net positive earnings impact of $0.5 million.

Catastrophe losses - current year and prior year were $29.0 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Catastrophe losses of $29.0 million for the three months ended March 31, 2025 were driven by the California wildfires. Catastrophe losses for the three months ended March 31, 2024 included $Nil current year losses and $0.2 million of unfavorable prior year development.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024	'25 vs '24 point r
Property	$15,411	$11,536	33.7%	33.0%	0.7
Casualty	17,494	9,742	19.3%	13.4%	5.9
Specialty	29,885	26,442	28.7%	29.7%	(1.0)
Total	$62,790	$47,720	26.1%	24.2%	1.9

The acquisition cost ratio for the three months ended March 31, 2025 increased to 26.1%, compared to 24.2% for the three months ended March 31, 2024. The increase was primarily driven by casualty and property insurance classes, primarily due to higher profit commission costs on certain lines of business, partially offset by a decrease in specialty insurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Other underwriting expenses	$35,623	$31,203
Other underwriting expense ratio	13.0%	14.0%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended March 31, 2025 were $35.6 million, an increase of $4.4 million, or 14.2%, compared to $31.2 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in salary and compensation costs and an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume, and certain growth related IT and professional costs.

The other underwriting expense ratios for the three months ended March 31, 2025 and 2024 decreased from 14.0% to 13.0% as a result of the growth in premium base.

Bermuda Segment

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Gross premiums written	$473,347	$401,100
Net premiums written	$374,900	$329,847
Net premiums earned	$258,361	$188,489
Third party fee income	330	3,892

Claims and Expenses
Losses and loss adjustment expenses	249,563	116,190
Acquisition costs	54,091	36,834
Other underwriting expenses	14,111	12,150
Underwriting income (loss)	$(59,074)	$27,207

Attritional losses - current year	$133,918	$110,098
Attritional losses - prior year development	(5,802)	6,119
Catastrophe losses - current year	130,663	—
Catastrophe losses - prior year development	(9,216)	(27)
Losses and loss adjustment expenses	$249,563	$116,190

Attritional loss ratio - current year	51.8%	58.4%
Attritional loss ratio - prior year development	(2.2)%	3.2%
Catastrophe loss ratio - current year	50.6%	0.0%
Catastrophe loss ratio - prior year development	(3.6)%	0.0%
Losses and loss adjustment expense ratio	96.6%	61.6%
Acquisition cost ratio	20.9%	19.5%
Other underwriting expense ratio	5.3%	4.4%
Combined ratio	122.8%	85.5%

Gross Premiums Written

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Property	$223,077	$190,472
Casualty	179,534	130,729
Specialty	70,736	79,899
Total	$473,347	$401,100

Gross premiums written increased by $72.2 million, or 18.0%, from $401.1 million for the three months ended March 31, 2024 to $473.3 million for the three months ended March 31, 2025. The increase was primarily driven by growth in both new and existing business in casualty and property reinsurance classes, including certain non-recurring reinstatement premiums related to the California wildfires. This was partially offset by a decrease in specialty reinsurance classes as a result of certain non-recurring reinstatement premiums for the three months ended March 31, 2024.

Net Premiums Earned

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Property	$95,468	$71,734
Casualty	127,104	86,181
Specialty	35,789	30,574
Total	$258,361	$188,489

Net premiums earned increased by $69.9 million, or 37.1%, from $188.5 million for the three months ended March 31, 2024 to $258.4 million for the three months ended March 31, 2025. The increase was primarily driven by new business and volume growth in our casualty and property reinsurance classes. The most significant drivers of this increase were general liability, professional liability, and property treaty and quota share business. Property reinsurance classes also increased as a result of certain non-recurring reinstatement premiums related to the California wildfires.

Third Party Fee Income

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Third party fee income	$330	$3,892

Third party fee income is generated by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and decreased by $3.6 million, from $3.9 million for the three months ended March 31, 2024 to $0.3 million for the three months ended March 31, 2025.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2025
Attritional losses	$133,918	51.8%	$(5,802)	(2.2)%	$128,116	49.6%
Catastrophe losses	130,663	50.6%	(9,216)	(3.6)%	121,447	47.0%
Total	$264,581	102.4%	$(15,018)	(5.8)%	$249,563	96.6%

March 31, 2024
Attritional losses	$110,098	58.4%	$6,119	3.2%	$116,217	61.6%
Catastrophe losses	—	0.0%	(27)	0.0%	(27)	0.0%
Total	$110,098	58.4%	$6,092	3.2%	$116,190	61.6%

The loss ratio for the three months ended March 31, 2025 was 96.6%, compared to 61.6% for the three months ended March 31, 2024, an increase of 35.0 percentage points. The increase was primarily driven by a higher current year catastrophe loss ratio, partially offset by a lower current year attritional loss ratio and a favorable prior year development loss ratio for the three months ended March 31, 2025.

Attritional loss ratio - current year for the three months ended March 31, 2025 was 51.8% compared to 58.4% for the three months ended March 31, 2024, a decrease of 6.6 percentage points. The decrease was primarily driven by the absence of large losses for the three months ended March 31, 2025, compared to $26.1 million of losses arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes for the three months ended March 31, 2024.

Attritional loss ratio - prior year for the three months ended March 31, 2025 was a favorable 2.2%, compared to an unfavorable 3.2% for the three months ended March 31, 2024, a decrease of 5.4 percentage points. The favorable attritional loss ratio - prior year for the three months ended March 31, 2025 was primarily driven by favorable development in specialty and property reinsurance classes, partially offset by modest unfavorable development in certain casualty reinsurance classes.

Catastrophe losses - current year and prior year were $121.4 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Catastrophe losses for the three months ended March 31, 2025 were as a result of the California wildfires of $130.6 million, partially offset by favorable prior year development of $9.2 million. Catastrophe losses for the three months ended March 31, 2024 included $Nil current year losses and an insignificant movement on prior year.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024	'25 vs '24 point r
Property	$12,489	$9,255	13.1%	12.9%	0.2
Casualty	33,581	21,134	26.4%	24.5%	1.9
Specialty	8,021	6,445	22.4%	21.1%	1.3
Total	$54,091	$36,834	20.9%	19.5%	1.4

The acquisition cost ratio for the three months ended March 31, 2025 increased to 20.9%, compared to 19.5% for the three months ended March 31, 2024. The increase was primarily driven by a change in the mix of business, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Other underwriting expenses	$14,111	$12,150
Other underwriting expense ratio	5.3%	4.4%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended March 31, 2025 were $14.1 million, an increase of $2.0 million, or 16.1%, compared to $12.2 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in salary and compensation costs and an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratio for the three months ended March 31, 2025 and 2024 increased from 4.4% to 5.3%, primarily as a result of reduced performance based management fees, partially off-set by growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$203,961	$262,821
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	63,759	5,168
	$267,720	$267,989

Net income (loss) attributable to non-controlling interest - TSHF	$100,394	$120,158
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $204.0 million and $262.8 million for the three months ended March 31, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $103.6 million and $142.7 million for the three months ended March 31, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 5.5% and 8.3% for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, TS Hamilton Fund experienced gains in single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains in single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle (FTV), the relative value macro vehicle (HTV), the scientific discretionary macro vehicle (NTV), and the relative value rates vehicle, (KTV). Gains in macro trading were led by commodities in FTV and equities in HTV.

For the three months ended March 31, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, equities, commodities, fixed income, currencies, and credit all made positive contributions to returns, in decreasing order. TS Hamilton Fund also received positive contributions from single name equities trading. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, Pan-America, and China all made positive contributions to returns, in decreasing order.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $63.8 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. Income for the three months ended March 31, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns in the first quarter of 2025. Income for the three months ended March 31, 2024 was primarily driven by investment income on higher yielding assets, largely offset by negative price returns as a result of rising U.S. treasury interest rates in the first quarter of 2024.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net foreign exchange gains (losses)	$(2,529)	$(2,125)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $2.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, were primarily driven by the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Corporate expenses	$12,968	$11,502

Corporate expenses for the three months ended March 31, 2025 were $13.0 million, compared to $11.5 million for the three months ended March 31, 2024, an increase of $1.5 million. The increase was primarily driven by certain variable performance based compensation costs, partially offset by a lower Value Appreciation Pool expense.

Amortization of Intangible Assets

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Amortization of intangible assets	$3,890	$3,252

Amortization of intangible assets of $3.9 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively, relates to internally developed software and intangible assets acquired in a business combination. The increase in amortization expense is primarily driven by the incremental expense associated with additional technology projects.

Interest Expense

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Interest expense	$5,602	$5,708

Interest expense of $5.6 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense is primarily driven by the decrease in the Secured Overnight Financing Rate ("SOFR") which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Income tax expense (benefit)	$3,206	$592

Income tax expense for the three months ended March 31, 2025 was $3.2 million, compared to $0.6 million for the three months ended March 31, 2024, an increase of $2.6 million. Tax expense is primarily driven by withholding taxes on investment income from TS Hamilton Fund and income tax expense on earnings from our London, Dublin, and U.S. operations, partially offset by a decrease in valuation allowance.

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment ("ETA"), which is intended to provide a fair and equitable transition into the tax regime. As of March 31, 2025, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

	As at
($ in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Closing common shareholders' equity	$2,399,339	$2,328,709
Closing common shares outstanding	101,711,441	101,466,997
Book value per common share	$23.59	$22.95

Book value per common share was $23.59 at March 31, 2025, a $0.64 or 2.8% increase from the Company’s book value per common share of $22.95 at December 31, 2024. The increase was primarily driven by the Company’s net income attributable to common shareholders of $80.9 million, partially offset by the net increase in common shares outstanding. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

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

	As at
($ in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Closing common shareholders' equity	$2,399,339	$2,328,709
Intangible assets	91,184	93,121
Closing common shareholders' equity, less intangible assets	$2,308,155	$2,235,588

Closing common shares outstanding	101,711,441	101,466,997
Tangible book value per common share	$22.69	$22.03

Tangible book value per common share was $22.69 at March 31, 2025, a $0.66 or 3.0% increase from the Company’s tangible book value per common share of $22.03 at December 31, 2024. The increase in tangible book value per common share was primarily driven by the Company’s net income attributable to common shareholders of $80.9 million, partially offset by the net increase in common shares outstanding. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net income (loss) attributable to common shareholders	$80,872	$157,174
Average common shareholders' equity for the period	$2,364,024	$2,128,678
Return on average common shareholders' equity	3.4%	7.4%

ROACE was 3.4% for the three months ended March 31, 2025, compared to 7.4% for the three months ended March 31, 2024. The decrease was primarily driven by the lower net income attributable to common shareholders for the three months ended March 31, 2025.

Non-GAAP Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements that management uses to assess our operating results are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, each promulgated by the SEC. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Where appropriate, reconciliations of our non-GAAP measures to the most directly comparable GAAP financial measures are included below.

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

The following table reconciles underwriting income (loss) to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Underwriting income (loss)	$(58,259)	$32,522
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	267,720	267,989
Net foreign exchange gains (losses)	(2,529)	(2,125)
Corporate expenses	(12,968)	(11,502)
Amortization of intangible assets	(3,890)	(3,252)
Interest expense	(5,602)	(5,708)
Income tax (expense) benefit	(3,206)	(592)
Net income (loss), prior to non-controlling interest	$181,266	$277,332

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

The following table reconciles third party fee income to other income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Third party fee income	$4,662	$7,478
Other income (loss), excluding third party fee income	—	—
Other income (loss)	$4,662	$7,478

Other Underwriting Expenses

Other underwriting expenses include those general and administrative expenses that are incremental and/or directly attributable to our underwriting operations. While this measure is presented in Note 8, Segment Reporting, it is considered a non-GAAP financial measure when presented elsewhere.

Corporate expenses include holding company costs necessary to support our reportable segments. As these costs are not incremental and/or directly attributable to our underwriting operations, these costs are excluded from other underwriting expenses, and therefore, underwriting income (loss). General and administrative expenses, the most directly comparable GAAP financial measure to other underwriting expenses, also includes corporate expenses.

The following table reconciles other underwriting expenses to general and administrative expenses, the most directly comparable GAAP financial measure:

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Other underwriting expenses	$49,734	$43,353
Corporate expenses	12,968	11,502
General and administrative expenses	$62,702	$54,855

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

The Company's high quality and liquid fixed maturities and short-term investments trading portfolio is structured to focus primarily on the preservation of capital and the availability of liquidity to meet the Company’s claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. The Company’s investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The Company also invests in TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the Commitment Period ending on June 30, 2027. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis. The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At March 31, 2025 and December 31, 2024, total cash and investments was $5.1 billion and $4.9 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	March 31, 2025		December 31, 2024
Fixed maturity investments, at fair value	$2,425,986	49%	$2,377,862	49%
Short-term investments, at fair value	406,207	8%	497,110	10%
	2,832,193	57%	2,874,972	59%
Investments in Two Sigma Funds, at fair value	1,341,079	26%	939,381	19%
Total investments	4,173,272	83%	3,814,353	78%
Cash and cash equivalents	838,514	16%	996,493	20%
Restricted cash	74,548	1%	104,359	2%
Total cash	913,062	17%	1,100,852	22%
Total cash and investments	$5,086,334	100%	$4,915,205	100%

Total cash and investments increased from $4.9 billion at December 31, 2024 to $5.1 billion at March 31, 2025. The increase was primarily driven by positive investment returns for the three months ended March 31, 2025 on both the fixed maturities and short-term investments trading portfolio and the TS Hamilton Fund. The Company also continued to deploy more cash into the fixed maturity trading portfolio. The TS Hamilton Fund represents $2.1 billion and $2.0 billion of the total cash and investments as at March 31, 2025 and December 31, 2024, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	March 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$624,694	$3,043	$(6,257)	$621,480
U.S. states, territories and municipalities	12,964	58	(227)	12,795
Non-U.S. sovereign governments and supranationals	74,774	1,473	(1,340)	74,907
Corporate	1,200,219	13,278	(9,063)	1,204,434
Residential mortgage-backed securities - Agency	325,804	1,296	(12,511)	314,589
Residential mortgage-backed securities - Non-agency	29,781	222	(560)	29,443
Commercial mortgage-backed securities - Non-agency	45,877	216	(568)	45,525
Other asset-backed securities	122,543	431	(161)	122,813
Total fixed maturities	2,436,656	20,017	(30,687)	2,425,986
Short-term investments	404,946	1,279	(18)	406,207
Total	$2,841,602	$21,296	$(30,705)	$2,832,193

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

The fair value of the Company’s fixed maturity trading portfolio and short-term investments was $2.8 billion and $2.9 billion at March 31, 2025 and December 31, 2024, respectively.

Short-term investments at March 31, 2025 and December 31, 2024 of $406.2 million and $497.1 million, respectively, include $386.2 million and $496.0 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See the following discussion for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	March 31, 2025			December 31, 2024
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$621,480	22%	Aaa	$711,103	25%	Aaa
U.S. states, territories and municipalities	12,795	0%	Aa2	13,231	0%	Aa2
Non-U.S. sovereign governments and supranationals	74,907	3%	Aa1	67,527	2%	Aa1
Corporate	1,204,434	43%	A3	1,143,060	41%	A3
Residential mortgage-backed securities - Agency	314,589	11%	Aaa	272,611	9%	Aaa
Residential mortgage-backed securities - Non-agency	29,443	1%	Aaa	16,754	1%	Aaa
Commercial mortgage-backed securities - Non-agency	45,525	2%	Aa1	39,686	1%	Aaa
Other asset-backed securities	122,813	4%	Aaa	113,890	4%	Aaa
Total fixed maturities	2,425,986	86%	Aa3	2,377,862	83%	Aa3
Short-term investments	406,207	14%	Aaa	497,110	17%	Aaa
Total fixed maturities and short-term investments	$2,832,193	100%	Aa2	$2,874,972	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	March 31, 2025	December 31, 2024
Average credit quality	Aa3	Aa3
Average yield to maturity	4.5%	4.7%
Expected average duration (in years)	3.4	3.4

At March 31, 2025 and December 31, 2024, 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa2 or higher) by third party rating services. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio at March 31, 2025 and December 31, 2024, excluding short-term investments held by the TS Hamilton Fund, was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio decreased to 4.5% at March 31, 2025 from 4.7% at December 31, 2024.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.4 years as at each of March 31, 2025 and December 31, 2024.

TS Hamilton Fund

TS Hamilton Fund invests in Two Sigma Funds ("Two Sigma Funds"), which are stated at their estimated fair values, which generally represent the Company’s proportionate interest in the members’ equity of the Two Sigma Funds as reported by the respective funds based on the net asset value ("NAV") provided by the fund administrator. The Company accounts for its investment in Two Sigma Funds under the variable interest model at NAV as a practical expedient for fair value in the consolidated balance sheet.

The Company owns the following interest in each of the Two Sigma Funds:

	As at March 31, 2025
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	17.2%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	9.5%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.3%
Two Sigma Futures Portfolio, LLC	FTV	6.3%
Two Sigma Horizon Portfolio, LLC	HTV	5.4%
Two Sigma Navigator Portfolio, LLC	NTV	6.1%
Two Sigma Kuiper Portfolio, LLC	KTV	5.2%

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in the Two Sigma Funds, we seek to achieve absolute dollar denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic and non-systematic investment strategies with proprietary risk management and execution techniques. These strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies. At December 31, 2024, the Company's investment in the Two Sigma Funds consisted of STV, ESTV and FTV; effective January 1, 2025, the Company amended its existing investment in Two Sigma Funds to include an allocation to ATV, HTV, NTV and KTV.

•STV primarily utilizes systematic strategies to trade U.S.-listed equity securities, exchange traded funds, money market funds, swap contracts and government debt securities.
•ESTV primarily utilizes systematic strategies to trade non-U.S.-listed equity securities, swap contracts, money market funds, government debt securities, futures and foreign currency forward contracts.
•ATV primarily utilizes systematic strategies to trade a diversified, global, equity market neutral portfolio, predominantly of equity securities, equity-related derivatives and other related instruments.
•FTV primarily utilizes systematic macro strategies to trade exchange traded funds, exchange memberships, government debt securities, money market funds, option contracts, swap contracts, futures and forward contracts.
•HTV primarily utilizes systematic strategies and non-systematic discretionary strategies to trade futures, futures options, foreign currency spot, forward and option contracts, exchange-traded products ("ETPs") and ETP options, debt securities, and various types of derivatives and other instruments.
•NTV primarily utilizes non-systematic discretionary macro strategies that combine human discretion with quantitative analysis for purposes of trading globally across various asset classes.
•KTV primarily utilizes non-systematic discretionary strategies that combine human discretion with quantitative analysis to trade futures, futures options, foreign currency spot, forward and option contracts, ETPs and ETP options, debt securities, and various types of derivatives and other instruments.

The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	March 31, 2025			December 31, 2024
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$416,762	$155,015	$571,777	$360,997	$102,267	$463,264
Two Sigma Equity Spectrum Portfolio, LLC	155,812	59,678	215,490	136,565	47,011	183,576
Two Sigma Absolute Return Portfolio, LLC	11,211	2,059	13,270	—	—	—
Two Sigma Futures Portfolio, LLC	196,596	(5,235)	191,361	308,061	(15,520)	292,541
Two Sigma Horizon Portfolio, LLC	215,824	14,216	230,040	—	—	—
Two Sigma Navigator Portfolio, LLC	87,001	3,272	90,273	—	—	—
Two Sigma Kuiper Portfolio, LLC	28,502	366	28,868	—	—	—
Total	$1,111,708	$229,371	$1,341,079	$805,623	$133,758	$939,381

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $939.4 million at December 31, 2024 to $1.3 billion at March 31, 2025 is primarily driven by investment gains, asset allocations and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$354,952	$578,230
Short-term investments	386,189	496,008
Investments in Two Sigma Funds, at fair value	1,341,079	939,381
Receivables for investments sold	33,654	73,322
Interest and dividends receivable	855	945
Total assets	2,116,729	2,087,886

Liabilities
Payable for investments purchased	25,821	100,469
Withdrawal payable	70,709	100,420
Accounts payable and accrued expenses	182	233
Total liabilities	96,712	201,122
Total net assets managed by TS Hamilton Fund	$2,020,017	$1,886,764

Total net assets in TS Hamilton Fund were $2.0 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2025 and December 31, 2024, total unrestricted cash and cash equivalents were $838.5 million and $996.5 million, respectively, and total restricted cash and cash equivalents were $74.5 million and $104.4 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Insurance Group, Ltd.’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 17, Statutory Requirements in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2024 for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies.

During the three months ended March 31, 2025 and 2024, Hamilton Insurance Group, Ltd. received $22.0 million and $20.0 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, common share repurchases, capital investments in subsidiaries, and payment of corporate operating expenses. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 10, Share Capital, in the accompanying unaudited condensed consolidated financial statements for further detail of common share repurchases in the three months ended March 31, 2025. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $547.0 million at December 31, 2024, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

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

The payment of dividends by operating subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate. In addition, insurance laws require the insurance subsidiaries to maintain certain measures of solvency and liquidity. Management believes that each of the Company’s insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2024. Certain of the subsidiaries and branches are required to file Financial Condition Reports ("FCRs"), with their regulators, which provide details on solvency and financial performance. Where required, these FCRs are posted on the Company’s website.

The regulations governing the Company’s principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity are discussed in Note 17, Statutory Requirements in the Company’s audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2024.

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Total cash provided by (used in):
Operating activities	$34,901	$158,200
Investing activities	(150,584)	194,127
Financing activities	(78,253)	(68,376)
Effect of exchange rate changes on cash	6,146	(4,208)
Net increase (decrease) in cash and cash equivalents	$(187,790)	$279,743

Net cash provided by (used in) operating activities was $34.9 million and $158.2 million in the three months ended March 31, 2025 and 2024, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(150.6) million and $194.1 million in the three months ended March 31, 2025 and 2024, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover, asset allocations within the TS Hamilton Fund, and new investment in our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(78.3) million and $(68.4) million in the three months ended March 31, 2025 and 2024, respectively. Net cash used in financing activities for the three months ended March 31, 2025 was primarily driven by incentive allocations paid to TS Hamilton Fund and share repurchases. Net cash used in financing activities for the three months ended March 31, 2024 was primarily driven by incentive allocations paid to TS Hamilton Fund. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details of common share repurchases for the three months ended March 31, 2025.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at March 31, 2025 could be available in one to three business days under normal market conditions, except for $450.8 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and

$306.8 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	March 31, 2025	December 31, 2024
Shareholders' equity	$2,399,339	$2,328,709

The Company’s consolidated shareholders' equity was $2.4 billion at March 31, 2025, a 3.0% increase compared to $2.3 billion at December 31, 2024. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $80.9 million for the three months ended March 31, 2025, partially offset by share repurchases (see Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details).

Debt

On June 23, 2022, the Company renewed its unsecured $150 million term loan credit arrangement, as amended from time to time (the "Facility"), with various lenders as arranged by Wells Fargo Securities, LLC. All or a portion of the loan issued under the Facility bears interest at either (a) the Base Rate plus the Applicable Margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin, at the Company's discretion. In the event of default, an additional 2% interest in excess of (a) or (b) will be levied, not to exceed the highest rate permissible under applicable law, and certain types of loans may not be available for borrowing by the Company under the Facility. The Facility matures on June 23, 2025, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also contains certain financial covenants which cap the ratio of consolidated debt to capital and require that the Company maintain a certain minimum consolidated net worth. The net worth requirement is recalculated effective as of the end of each fiscal quarter. As at March 31, 2025, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	As at
($ in thousands)	March 31, 2025	December 31, 2024
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,190	150,463
Unamortized loan issuance costs	$26	$55

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three months ended March 31, 2025 and 2024.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2025 and 2024: 150,000,000)
Issued, outstanding and fully paid:	March 31, 2025	December 31, 2024
Class A common shares (2025 and 2024: 17,820,078)	$178	$178
Class B common shares (2025: 66,015,693 and 2024: 64,271,249)	660	643
Class C common shares (2025: 17,875,670 and 2024: 19,375,670)	179	194
Total	$1,017	$1,015

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the three months ended March 31, 2025, 0.5 million Class B common shares were repurchased at an aggregate cost of $10.3 million and an average price of $20.74 per common share and were subsequently cancelled. As of March 31, 2025, $111.7 million of shares remained available for purchase under the Authorization.

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

On June 23, 2022, Hamilton Group and Hamilton Re amended and restated their unsecured credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $415 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At March 31, 2025, there were no loan amounts outstanding under this facility. Margin rates reflect contractually agreed rates, which are based on Hamilton Re’s current Financial Strength Rating as assigned by A.M. Best. As of April 30, 2024, letters of credit issued under the facility bear interest at a rate of 137.5 basis points (previously 150 basis points), while revolving loans if issued are subject to a fee of SOFR plus a margin of 162.5 basis points (previously 185 basis points). To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the credit agreement is $415 million. Amounts unutilized under the facility are subject to a fee of 17.5 basis points (previously 22.5 basis points). Capacity is provided by Wells Fargo, National Association, Truist Bank, BMO Harris Bank N.A., Commerzbank AG, New York Branch, HSBC Bank USA, N.A., and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility is scheduled to terminate on June 23, 2025.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at March 31, 2025.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	March 31, 2025
Available letter of credit and revolving loan facilities - commitments	$1,045,000
Available letter of credit and revolving loan facilities - in use	714,761

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$192,399
Pledged interests in fixed income portfolio	305,324
Cash	1,502

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

On March 14, 2024, A.M. Best, a Nationally Recognized Statistical Rating Organization ("NRSRO"), affirmed the Financial Strength Rating of "A-" (Excellent) and the Long-Term Issuer Credit Ratings ("ICR") of "a-" (Excellent) of Hamilton Select. The rating outlook is "Stable".

On April 30, 2024, A.M. Best upgraded the Financial Strength Rating to "A" (Excellent) from "A-" (Excellent) and the ICR of "a" (Excellent) from "a-" (Excellent) of Hamilton Re and HIDAC, each a wholly owned subsidiary of Hamilton Insurance Group. The outlook on these ratings was revised to "Stable" from "Positive", also on April 30, 2024.

On July 2, 2024, Fitch Ratings ("Fitch"), an NRSRO, published Hamilton Re’s Issuer Financial Strength Rating of "A-" (Strong) and Hamilton Insurance Group’s Issuer Default Rating of "BBB+". The rating outlook is "Stable".

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

On February 7, 2025, Fitch assigned an Issuer Financial Strength Rating of "A-" (Strong) to HIDAC. The rating outlook is "Stable".

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2025.

See Note 8, Reserve for Losses and Loss Adjustment Expenses to the audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2024 for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Summary of Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in our Form 10-K for the year ended December 31, 2024 for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

See Summary of Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses in our Form 10-K for the year ended December 31, 2024 for a detailed discussion of losses and loss adjustment expenses.

Recent Accounting Pronouncements

At March 31, 2025, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to four types of market risk: interest rate risk, credit spread risk, equity price risk, and foreign currency risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. There were no material changes to these market risks, as disclosed in "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Form 10-K for the year ended December 31, 2024. See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Form 10-K for the year ended December 31, 2024 for a discussion of our exposure to these risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at May 8, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in Note 15, Commitments and Contingencies, in our Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

($ in thousands, except per share information)	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase							$121,942
January 1 - 31, 2025	—	$—	150,623	$19.03	150,623	$19.03	$121,942
February 1 - 28, 2025	—	$—	104,680	$18.41	104,680	$18.41	$121,942
March 1 - 31, 2025	495,487	$20.74	92,874	$19.56	588,361	$20.55	$111,667
Total	495,487		348,177		843,664		$111,667
(1) On August 7, 2024, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million (the “Authorization”). The Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 10, Share Capital, Repurchases under the Authorization totaled $10.3 million for the three months ended March 31, 2025.
(2) Other shares purchased represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 17, 2025, Ms. Megan Graves, Chief Executive Officer Hamilton Re, Ltd. and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, terminated a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common shares. Ms. Graves’ Rule 10b5-1 trading arrangement was adopted on December 13, 2024 and had a plan end date of September 15, 2025. The plan provided for the sale of up to 153,449 Class B common shares, plus certain additional shares acquired pursuant to the Company's equity incentive plan. This arrangement was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination, Ms. Graves sold 53,256 shares under the plan.

Item 6. Exhibits

Exhibit No.	Description
10.1	Fourteenth Amendment to Third Amended and Restated Reimbursement Agreement, dated as of March 5, 2025.
31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 1Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended March 31, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2025

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)