Form 10-Q
period 2025-06-30
Hamilton Insurance Group, Ltd.
filed 2025-08-07
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of July 31, 2025 was 65,606,760.

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

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained herein. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K") and other subsequent periodic reports filed with the Securities and Exchange Commission and the following:

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

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	June 30, 2025	December 31, 2024
Assets
Fixed maturity investments, at fair value (amortized cost 2025: $2,680,466; 2024: $2,422,917)	$2,698,470	$2,377,862
Short-term investments, at fair value (amortized cost 2025: $306,442; 2024: $495,630)	307,129	497,110
Investments in Two Sigma Funds, at fair value (cost 2025: $1,240,592; 2024: $805,623)	1,453,781	939,381
Total investments	4,459,380	3,814,353
Cash and cash equivalents	985,649	996,493
Restricted cash and cash equivalents	85,648	104,359
Premiums receivable	1,048,580	771,707
Paid losses recoverable	131,833	134,406
Deferred acquisition costs	253,402	208,985
Unpaid losses and loss adjustment expenses recoverable	1,236,660	1,171,040
Receivables for investments sold	38,271	74,006
Prepaid reinsurance	360,890	218,921
Intangible assets	90,061	93,121
Other assets	222,676	208,642
Total assets	$8,913,050	$7,796,033

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$3,984,281	$3,532,491
Unearned premiums	1,414,344	1,122,277
Reinsurance balances payable	417,251	261,275
Payables for investments purchased	127,529	115,427
Term loan, net of issuance costs	149,691	149,945
Accounts payable and accrued expenses	141,838	185,361
Payables to related parties	50,233	100,420
Total liabilities	6,285,167	5,467,196

Non-controlling interest – TS Hamilton Fund	69,292	128

Shareholders’ equity
Common shares:
Class A, authorized (2025 and 2024: 26,944,807), par value $0.01; issued and outstanding (2025 and 2024: 17,820,078)	178	178
Class B, authorized (2025: 83,577,932 and 2024: 80,205,911), par value $0.01; issued and outstanding (2025: 66,317,132 and 2024: 64,271,249)	663	643
Class C, authorized (2025: 16,003,649 and 2024: 19,375,670), par value $0.01; issued and outstanding (2025: 16,003,649 and 2024: 19,375,670)	160	194
Additional paid-in capital	1,148,571	1,163,609
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,413,460	1,168,526
Total shareholders’ equity	2,558,591	2,328,709

Total liabilities, non-controlling interest, and shareholders’ equity	$8,913,050	$7,796,033

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share information)	2025	2024	2025	2024
Revenues
Gross premiums written	$712,026	$603,304	$1,555,332	$1,325,245
Reinsurance premiums ceded	(155,712)	(128,236)	(395,143)	(335,297)
Net premiums written	556,314	475,068	1,160,189	989,948

Net change in unearned premiums	(45,151)	(56,304)	(150,098)	(185,881)
Net premiums earned	511,163	418,764	1,010,091	804,067

Net realized and unrealized gains (losses) on investments	208,034	151,251	456,828	406,622
Net investment income (loss)	21,067	13,720	39,994	26,338
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	229,101	164,971	496,822	432,960

Other income (loss)	5,014	5,989	9,676	13,470
Net foreign exchange gains (losses)	(4,513)	(1,782)	(7,039)	(3,911)
Total revenues	740,765	587,942	1,509,550	1,246,586

Expenses
Losses and loss adjustment expenses	269,928	214,494	665,163	446,846
Acquisition costs	122,815	96,305	239,696	180,858
General and administrative expenses	68,828	64,917	131,530	119,772
Amortization of intangible assets	4,004	3,317	7,895	6,569
Interest expense	4,729	6,031	10,331	11,738
Total expenses	470,304	385,064	1,054,615	765,783

Income (loss) before income tax	270,461	202,878	454,935	480,803
Income tax expense (benefit)	2,675	2,496	5,882	3,089
Net income (loss)	267,786	200,382	449,053	477,714

Net income (loss) attributable to non-controlling interest	80,371	69,297	180,765	189,455

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$187,415	$131,085	$268,288	$288,259

Per share data
Basic income (loss) per share attributable to common shareholders	$1.85	$1.24	$2.64	$2.66
Diluted income (loss) per share attributable to common shareholders	$1.79	$1.20	$2.56	$2.57

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Common shares
Balance, beginning of period	$1,017	$1,109	$1,015	$1,101
Issuance of common shares	—	1	11	11
Repurchases of common shares	(16)	(91)	(25)	(93)
Balance, end of period	1,001	1,019	1,001	1,019

Additional paid-in capital
Balance, beginning of period	1,160,569	1,255,055	1,163,609	1,249,817
Issuance of common shares	(1)	(1)	(12)	386
Repurchases of common shares	(18,836)	(91,602)	(28,508)	(94,044)
Share compensation expense	6,839	8,133	13,482	15,426
Balance, end of period	1,148,571	1,171,585	1,148,571	1,171,585

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,242,194	957,782	1,168,526	801,373
Net income (loss)	267,786	200,382	449,053	477,714
Net income (loss) attributable to non-controlling interest	(80,371)	(69,297)	(180,765)	(189,455)
Repurchases of common shares	(16,149)	(18,483)	(23,354)	(19,248)
Balance, end of period	1,413,460	1,070,384	1,413,460	1,070,384

Total shareholders’ equity	$2,558,591	$2,238,547	$2,558,591	$2,238,547

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($ in thousands)	June 30,
Operating activities	2025	2024
Net income (loss)	$449,053	$477,714
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,660	7,455
Share compensation expense	13,482	15,426
Net realized (gains) losses on investments	(314,787)	(288,934)
Change in net unrealized (gains) losses on investments	(142,041)	(117,688)
Other items	(26,617)	1,648
Change in:
Premiums receivable	(276,873)	(274,848)
Paid losses recoverable	2,573	(2,488)
Deferred acquisition costs	(44,417)	(46,384)
Prepaid reinsurance	(141,969)	(105,268)
Unpaid losses and loss adjustment expenses recoverable	(65,620)	768
Other assets	(14,255)	8,018
Reserve for losses and loss adjustment expenses	451,790	212,856
Unearned premiums	292,067	291,149
Reinsurance balances payable	155,976	127,323
Accounts payable and accrued expenses and other	(93,710)	7,891
Net cash provided by (used in) operating activities	253,312	314,638

Investing activities
Proceeds from redemptions from Two Sigma Funds	1,449,027	1,518,920
Contributions to Two Sigma Funds	(1,582,403)	(1,186,327)
Purchases of fixed maturity investments	(1,084,680)	(910,380)
Proceeds from sales, redemptions and maturity of fixed maturity investments	832,969	657,390
Purchases of short-term investments	(658,568)	(819,859)
Proceeds from sales of short-term investments	860,370	806,005
Change in receivables for investments sold	35,735	30,112
Change in payables for investments purchased	12,102	44,674
Other	(5,378)	(10,626)
Net cash provided by (used in) investing activities	(140,826)	129,909

Financing activities
Issuance of common shares	11	11
Repurchases of common shares	(51,887)	(113,385)
Contribution of additional paid-in capital	(12)	386
Term loan, net of issuance costs	(311)	—
Withdrawal of non-controlling interest	(111,601)	(112,313)
Net cash provided by (used in) financing activities	(163,800)	(225,301)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	21,759	(5,254)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(29,555)	213,992
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,100,852	900,860
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,071,297	$1,114,852

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Organization

Hamilton Insurance Group, Ltd. ("Hamilton Group", the "Group" or the "Company"), the ultimate group holding company, was incorporated on September 4, 2013, under the laws of Bermuda. On November 14, 2023, the Company consummated an initial public offering ("IPO") of its Class B common shares, which are listed on the New York Stock Exchange ("NYSE").

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

Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund"), is a Delaware limited liability company. In 2013, Hamilton Re entered into a limited liability company agreement with TS Hamilton Fund and Two Sigma Principals, LLC (the "Managing Member") as the managing member of TS Hamilton Fund. Effective July 1, 2023, Hamilton Re has committed to an investment in TS Hamilton Fund in an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets. TS Hamilton Fund has engaged Two Sigma Investments, LP ("Two Sigma"), a related party Delaware limited partnership, to serve as its investment manager. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis (see Note 3, Investments for further details).

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
These financial statements include the accounts of Hamilton Group, Hamilton Re, Hamilton U.K. Holdings Limited, Hamilton Select, HMGA Americas, ACML, and TS Hamilton Fund. All significant intercompany transactions and balances have been eliminated on consolidation. Certain comparative information has been reclassified to conform to the current year presentation.
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

3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	June 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$728,518	$4,767	$(4,129)	$729,156
U.S. states, territories and municipalities	12,913	75	(175)	12,813
Non-U.S. sovereign governments and supranationals	89,986	4,826	(299)	94,513
Corporate	1,304,785	27,921	(4,993)	1,327,713
Residential mortgage-backed securities - Agency	330,271	1,279	(11,947)	319,603
Residential mortgage-backed securities - Non-agency	29,795	234	(571)	29,458
Commercial mortgage-backed securities - Non-agency	53,160	502	(392)	53,270
Other asset-backed securities	131,038	1,010	(104)	131,944
Total fixed maturities	2,680,466	40,614	(22,610)	2,698,470
Short-term investments	306,442	711	(24)	307,129
Total	$2,986,908	$41,325	$(22,634)	$3,005,599

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$172,239	$172,189
Due after one through five years	1,695,083	1,719,761
Due after five through ten years	245,467	249,437
Due after ten years	23,413	22,808
Mortgage-backed securities	413,226	402,331
Asset-backed securities	131,038	131,944
Total	$2,680,466	$2,698,470

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

The Company owns the following interest in each of the Two Sigma Funds:

	June 30, 2025
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	15.1%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	8.6%
Two Sigma Absolute Return Portfolio, LLC	ATV	1.8%
Two Sigma Futures Portfolio, LLC	FTV	6.5%
Two Sigma Horizon Portfolio, LLC	HTV	5.6%
Two Sigma Navigator Portfolio, LLC	NTV	6.3%
Two Sigma Kuiper Portfolio, LLC	KTV	5.4%

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	June 30, 2025			December 31, 2024
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$382,652	$169,444	$552,096	$360,997	$102,267	$463,264
Two Sigma Equity Spectrum Portfolio, LLC	146,295	51,993	198,288	136,565	47,011	183,576
Two Sigma Absolute Return Portfolio, LLC	92,149	3,506	95,655	—	—	—
Two Sigma Futures Portfolio, LLC	244,757	(8,791)	235,966	308,061	(15,520)	292,541
Two Sigma Horizon Portfolio, LLC	236,029	22	236,051	—	—	—
Two Sigma Navigator Portfolio, LLC	107,377	(2,866)	104,511	—	—	—
Two Sigma Kuiper Portfolio, LLC	31,333	(119)	31,214	—	—	—
Total	$1,240,592	$213,189	$1,453,781	$805,623	$133,758	$939,381

The following table summarizes certain investments of the Two Sigma Funds where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	June 30, 2025
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
Invesco Treasury Portfolio Money Market Fund	111,279	$111,279	5.2%
State Street Treasury Obligations Money Market Fund	357,668	$357,668	16.7%
U.S. Treasury Securities, 0.0000%- 5.0000%, due 7/1/2025 - 5/15/2055	1,558,195	$1,548,498	72.5%
U.S. Treasury Securities, 2.1250%- 5.0000%, due 1/31/2027 - 5/15/2055	(297,572)	$(298,323)	(14.0)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of the Two Sigma Funds' total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, an investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum. The management fee for the three months ended June 30, 2025 and 2024 was $13.1 million and $11.9 million, respectively, and the management fee for the six months ended June 30, 2025 and 2024 was $25.5 million and $23.2 million, respectively.

Under the terms of the limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended June 30, 2025 and 2024 was $80.4 million and $69.3 million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the six months ended June 30, 2025 and 2024 was $180.7 million and $189.4 million, respectively.

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

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$196,129	$139,489	$314,787	$288,934
Change in net unrealized gains (losses) on investments	11,905	11,762	142,041	117,688
Net realized and unrealized gains (losses) on investments	208,034	151,251	456,828	406,622

Net investment income (loss):
Fixed maturities	27,317	19,009	52,604	35,960
Short-term investments	230	41	298	40
TS Hamilton Fund	2,858	2,917	4,594	5,932
Cash and cash equivalents	3,987	4,095	8,590	8,210
Other	726	415	1,186	1,167
Interest and other	35,118	26,477	67,272	51,309
Management fees	(13,719)	(12,482)	(26,685)	(24,433)
Other expenses	(332)	(275)	(593)	(538)
Net investment income (loss)	21,067	13,720	39,994	26,338
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$229,101	$164,971	$496,822	$432,960

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Fixed maturities and short-term investments	$1,343	$(1,695)	$867	$(4,636)
TS Hamilton Fund	194,786	140,900	313,920	293,286
Other	—	284	—	284
Net realized gains (losses) on investments	$196,129	$139,489	$314,787	$288,934

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Fixed maturities and short-term investments	$28,782	$(1,608)	$63,269	$(14,599)
TS Hamilton Fund	(16,877)	13,370	78,772	132,287
Net unrealized gains (losses) on investments	$11,905	$11,762	$142,041	$117,688

Pledged Assets

At June 30, 2025 and December 31, 2024, pledged investments at fair value were comprised of $253.9 million and $245.3 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $260.5 million and $266.9 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $81.5 million and $47.0 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At June 30, 2025 and December 31, 2024, restricted cash and cash equivalents balances were comprised of $81.3 million and $101.8 million, respectively, securing other underwriting obligations, $2.7 million and $1.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's and $1.6 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $985.6 million and restricted cash and cash equivalents of $85.6 million on the balance sheet at June 30, 2025. Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows at December 31, 2024 was comprised of cash and cash equivalents of $996.5 million and restricted cash and cash equivalents of $104.4 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis:

	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$729,156	$—	$729,156
U.S. states, territories and municipalities	—	12,813	—	12,813
Non-U.S. sovereign governments and supranationals	—	94,513	—	94,513
Corporate	—	1,327,713	—	1,327,713
Residential mortgage-backed securities - Agency	—	319,603	—	319,603
Residential mortgage-backed securities - Non-agency	—	29,458	—	29,458
Commercial mortgage-backed securities - Non-agency	—	53,270	—	53,270
Other asset-backed securities	—	131,944	—	131,944
Total fixed maturities	—	2,698,470	—	2,698,470
Short-term investments	—	307,129	—	307,129
Total	$—	$3,005,599	$—	$3,005,599

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$711,103	$—	$711,103
U.S. states, territories and municipalities	—	13,231	—	13,231
Non-U.S. sovereign governments and supranationals	—	67,527	—	67,527
Corporate	—	1,143,060	—	1,143,060
Residential mortgage-backed securities - Agency	—	272,611	—	272,611
Residential mortgage-backed securities - Non-agency	—	16,754	—	16,754
Commercial mortgage-backed securities - Non-agency	—	39,686	—	39,686
Other asset-backed securities	—	113,890	—	113,890
Total fixed maturities	—	2,377,862	—	2,377,862
Short-term investments	—	497,110	—	497,110
Total	$—	$2,874,972	$—	$2,874,972

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Balance - beginning of period	$39,154	$54,727	$128	$133
Withdrawals	(50,233)	(46,749)	(111,601)	(112,313)
Equity in earnings	13	13	28	34
Incentive allocation	80,358	69,284	180,737	189,421
Balance - end of period	$69,292	$77,275	$69,292	$77,275

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$521,551	$578,230
Short-term investments	285,385	496,008
Investments in Two Sigma Funds, at fair value	1,453,781	939,381
Receivables for investments sold	30,758	73,322
Interest and dividends receivable	1,576	945
Total assets	2,293,051	2,087,886

Liabilities
Payable for investments purchased	105,396	100,469
Withdrawal payable	50,233	100,420
Accounts payable and accrued expenses	182	233
Total liabilities	155,811	201,122
Total net assets managed by TS Hamilton Fund	$2,137,240	$1,886,764

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At June 30, 2025, the Company’s premiums receivable balance, net of credit provisions of $1.8 million, was $1.0 billion. At December 31, 2024, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $771.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$1,808	$2,153	$2,993	$3,000
Increase (decrease) in allowance	33	(191)	(1,152)	(1,038)
Ending balance	$1,841	$1,962	$1,841	$1,962

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At June 30, 2025, the Company’s paid and unpaid reinsurance recoverable balances, net of credit provisions were $131.8 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $1.4 million. At December 31, 2024, the Company’s paid and unpaid reinsurance recoverable balances, net of credit provisions were $134.4 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $1.5 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$1,121	$709	$1,469	$687
Increase (decrease) in allowance	248	46	(100)	68
Ending balance	$1,369	$755	$1,369	$755

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	June 30, 2025	December 31, 2024
Collateralized	22.6%	23.7%
A- or better	77.3%	76.2%
Below A-	0.1%	0.1%
Total	100.0%	100.0%

At June 30, 2025 and December 31, 2024, the three largest balances by reinsurer accounted for 21%, 19% and 13%, and 22%, 19% and 13%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At June 30, 2025 and December 31, 2024, the balance of reinsurance recoverable on unpaid losses due under this LPT was $20.1 million and $23.7 million, respectively. Amortization of the deferred gain was an expense of $2.2 million and income of $1.0 million during the three months ended June 30, 2025 and 2024, respectively, and an expense of $2.7 million and income of $1.9 million during the six months ended June 30, 2025 and 2024, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $Nil for each of the three months ended June 30, 2025 and 2024. The Company recorded reinsurance premiums ceded of $15.2 million and $14.6 million for the six months ended June 30, 2025 and 2024, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Six Months Ended
	June 30,
($ in thousands)	2025	2024
Gross unpaid losses and loss adjustment expenses, beginning of period	$3,532,491	$3,030,037
Reinsurance recoverable on unpaid losses	1,171,040	1,161,077
Net unpaid losses and loss adjustment expenses, beginning of period	2,361,451	1,868,960

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	699,855	436,348
Prior years	(34,692)	10,498
Total incurred	665,163	446,846

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	104,341	6,787
Prior years	223,599	224,576
Total paid	327,940	231,363

Foreign currency revaluation and other	48,947	(1,859)
Net unpaid losses and loss adjustment expenses, end of period	2,747,621	2,082,584
Reinsurance recoverable on unpaid losses	1,236,660	1,160,309
Gross unpaid losses and loss adjustment expenses, end of period	$3,984,281	$3,242,893

Net favorable prior year development of $34.7 million for the six months ended June 30, 2025 was primarily driven by $17.6 million and $17.1 million of favorable prior year development on catastrophe and attritional losses, respectively. See below for further details:

•Net favorable development of $35.6 million on property contracts, primarily driven by favorable prior year development on Hurricane Ian, the June 2023 severe convective storms and Hurricane Idalia, in addition to favorable attritional loss development;
•Net favorable development of $18.3 million on specialty contracts, primarily driven by a reduction in loss estimates on certain classes; partially offset by
•Net unfavorable development of $20.4 million on casualty contracts, primarily driven by unfavorable prior year development on discontinued lines of business and additional information on certain large losses; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $3.9 million, which was partially offset by a change in the deferred gain of $2.7 million, for a total net positive earnings impact of $1.2 million.

Net unfavorable prior year development of $10.5 million for the six months ended June 30, 2024 was primarily driven by $10.3 million of attritional losses. See below for further details:

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from a $1.9 million change in the deferred gain, partially offset by unfavorable development in the underlying reserves of $0.3 million, for a total net positive earnings impact of $1.6 million.

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance, was recognized for each of the six months ended June 30, 2025 and 2024 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

Acquisition Costs

The Company amortized acquisition costs of $122.8 million and $96.3 million for the three months ended June 30, 2025 and 2024, respectively, and $239.7 million and $180.9 million for the six months ended June 30, 2025 and 2024, respectively.

California Wildfires

Our net reserves for losses and loss adjustment expenses related to the California wildfires are subject to significant uncertainty. As at June 30, 2025 and December 31, 2024, our net recorded reserves relating to the California wildfires totaled $73.2 million and $Nil, respectively.

Baltimore Bridge

Our net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at June 30, 2025 and December 31, 2024, our net recorded reserves totaled $20.5 million and $34.8 million, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at June 30, 2025 and December 31, 2024, our net recorded reserves totaled $59.3 million and $63.2 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at June 30, 2025, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended June 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$344,799	$367,227	$—	$712,026
Net premiums written	$258,089	$298,225	$—	$556,314
Net premiums earned	$253,209	$257,954	$—	$511,163
Third party fee income	3,832	1,182	—	5,014
Losses and loss adjustment expenses	124,733	145,195	—	269,928
Acquisition costs	65,683	57,132	—	122,815
Other underwriting expenses	39,507	16,468	—	55,975
Underwriting income (loss)	$27,118	$40,341	$—	$67,459
Net realized and unrealized gains (losses) on investments			208,034	208,034
Net investment income (loss)			21,067	21,067
Net foreign exchange gains (losses)			(4,513)	(4,513)
Corporate expenses			(12,853)	(12,853)
Amortization of intangible assets			(4,004)	(4,004)
Interest expense			(4,729)	(4,729)
Income (loss) before income tax				270,461
Income tax (expense) benefit			(2,675)	(2,675)
Net income (loss)				267,786
Net income (loss) attributable to non-controlling interest			80,371	80,371
Net income (loss) attributable to common shareholders				$187,415

Key Ratios
Attritional loss ratio - current year	51.9%	54.2%		53.0%
Attritional loss ratio - prior year development	(3.0)%	2.0%		(0.5)%
Catastrophe loss ratio - current year	0.6%	3.2%		1.9%
Catastrophe loss ratio - prior year development	(0.2)%	(3.1)%		(1.6)%
Loss and loss adjustment expense ratio	49.3%	56.3%		52.8%
Acquisition cost ratio	25.9%	22.1%		24.0%
Other underwriting expense ratio	14.1%	5.9%		10.0%
Combined ratio	89.3%	84.3%		86.8%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended June 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$311,616	$291,688	$—	$603,304
Net premiums written	$234,305	$240,763	$—	$475,068
Net premiums earned	$215,643	$203,121	$—	$418,764
Third party fee income	3,798	2,191	—	5,989
Losses and loss adjustment expenses	112,884	101,610	—	214,494
Acquisition costs	53,157	43,148	—	96,305
Other underwriting expenses	33,972	14,683	—	48,655
Underwriting income (loss)	$19,428	$45,871	$—	$65,299
Net realized and unrealized gains (losses) on investments			151,251	151,251
Net investment income (loss)			13,720	13,720
Net foreign exchange gains (losses)			(1,782)	(1,782)
Corporate expenses			(16,262)	(16,262)
Amortization of intangible assets			(3,317)	(3,317)
Interest expense			(6,031)	(6,031)
Income (loss) before income tax				202,878
Income tax (expense) benefit			(2,496)	(2,496)
Net income (loss)				200,382
Net income (loss) attributable to non-controlling interest			69,297	69,297
Net income (loss) attributable to common shareholders				$131,085

Key Ratios
Attritional loss ratio - current year	52.5%	50.5%		51.6%
Attritional loss ratio - prior year development	(0.2)%	(0.5)%		(0.4)%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	52.3%	50.0%		51.2%
Acquisition cost ratio	24.7%	21.2%		23.0%
Other underwriting expense ratio	14.0%	6.2%		10.2%
Combined ratio	91.0%	77.4%		84.4%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Six Months Ended June 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$714,757	$840,575	$—	$1,555,332
Net premiums written	$487,063	$673,126	$—	$1,160,189
Net premiums earned	$493,775	$516,316	$—	$1,010,091
Third party fee income	8,164	1,512	—	9,676
Losses and loss adjustment expenses	270,405	394,758	—	665,163
Acquisition costs	128,473	111,223	—	239,696
Other underwriting expenses	75,130	30,579	—	105,709
Underwriting income (loss)	$27,931	$(18,732)	$—	$9,199
Net realized and unrealized gains (losses) on investments			456,828	456,828
Net investment income (loss)			39,994	39,994
Net foreign exchange gains (losses)			(7,039)	(7,039)
Corporate expenses			(25,821)	(25,821)
Amortization of intangible assets			(7,895)	(7,895)
Interest expense			(10,331)	(10,331)
Income (loss) before income tax				454,935
Income tax (expense) benefit			(5,882)	(5,882)
Net income (loss)				449,053
Net income (loss) attributable to non-controlling interest			180,765	180,765
Net income (loss) attributable to common shareholders				$268,288

Key Ratios
Attritional loss ratio - current year	52.0%	53.0%		52.5%
Attritional loss ratio - prior year development	(3.3)%	(0.1)%		(1.7)%
Catastrophe loss ratio - current year	6.2%	26.9%		16.8%
Catastrophe loss ratio - prior year development	(0.1)%	(3.3)%		(1.7)%
Loss and loss adjustment expense ratio	54.8%	76.5%		65.9%
Acquisition cost ratio	26.0%	21.5%		23.7%
Other underwriting expense ratio	13.6%	5.6%		9.5%
Combined ratio	94.4%	103.6%		99.1%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Six Months Ended June 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$632,457	$692,788	$—	$1,325,245
Net premiums written	$419,338	$570,610	$—	$989,948
Net premiums earned	$412,456	$391,611	$—	$804,067
Third party fee income	7,387	6,083	—	13,470
Losses and loss adjustment expenses	229,046	217,800	—	446,846
Acquisition costs	100,876	79,982	—	180,858
Other underwriting expenses	65,174	26,834	—	92,008
Underwriting income (loss)	$24,747	$73,078	$—	$97,825
Net realized and unrealized gains (losses) on investments			406,622	406,622
Net investment income (loss)			26,338	26,338
Net foreign exchange gains (losses)			(3,911)	(3,911)
Corporate expenses			(27,764)	(27,764)
Amortization of intangible assets			(6,569)	(6,569)
Interest expense			(11,738)	(11,738)
Income (loss) before income tax				480,803
Income tax (expense) benefit			(3,089)	(3,089)
Net income (loss)				477,714
Net income (loss) attributable to non-controlling interest			189,455	189,455
Net income (loss) attributable to common shareholders				$288,259

Key Ratios
Attritional loss ratio - current year	54.2%	54.3%		54.3%
Attritional loss ratio - prior year development	1.3%	1.3%		1.3%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	55.5%	55.6%		55.6%
Acquisition cost ratio	24.5%	20.4%		22.5%
Other underwriting expense ratio	14.0%	5.3%		9.8%
Combined ratio	94.0%	81.3%		87.9%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
International
Lloyd's of London	$204,740	$199,378	$439,983	$397,959
Ireland	98,769	85,053	198,459	184,126
U.S.	41,290	27,185	76,315	50,372
Total International	344,799	311,616	714,757	632,457
Bermuda	367,227	291,688	840,575	692,788
Total	$712,026	$603,304	$1,555,332	$1,325,245

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group's $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company's long-term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. As at June 30, 2025, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	June 30, 2025	December 31, 2024
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,041	150,463
Unamortized loan issuance costs	$309	$55

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and six months ended June 30, 2025 and 2024. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). The Unsecured Facility replaces the $415 million credit agreement dated June 23, 2022 among Hamilton Group, Hamilton Re and the lenders thereto. Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At June 30, 2025, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch. This currently bears a fee of 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at June 30, 2025.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	June 30, 2025
Available letter of credit and revolving loan facilities - commitments	$1,080,000
Available letter of credit and revolving loan facilities - in use	699,455

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$178,957
Pledged interests in fixed income portfolio	308,574
Cash	2,436
The Company has recognized interest expense related to the above debt and credit facilities of $4.7 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively, and $10.3 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2025 and 2024: 150,000,000)
Issued, outstanding and fully paid:	June 30, 2025	December 31, 2024
Class A common shares (2025 and 2024: 17,820,078)	$178	$178
Class B common shares (2025: 66,317,132 and 2024: 64,271,249)	663	643
Class C common shares (2025: 16,003,649 and 2024: 19,375,670)	160	194
Total	$1,001	$1,015

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - March 31, 2025	26,944,807	81,705,911	17,875,670	23,473,612	150,000,000
Share class conversions	—	1,872,021	(1,872,021)	—	—
Balance - June 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - March 31, 2024	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	—	500,000	(500,000)	—	—
Balance - June 30, 2024	28,644,807	72,837,352	25,044,229	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000
Share class conversions	—	3,372,021	(3,372,021)	—	—
Balance - June 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	—	500,000	(500,000)	—	—
Balance - June 30, 2024	28,644,807	72,837,352	25,044,229	23,473,612	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - March 31, 2025	17,820,078	66,015,693	17,875,670	101,711,441
Share class conversions	—	1,872,021	(1,872,021)	—
Vesting of awards	—	82,363	—	82,363
Share repurchases	—	(1,652,945)	—	(1,652,945)
Balance - June 30, 2025	17,820,078	66,317,132	16,003,649	100,140,859

	Class A	Class B	Class C	Total
Balance - March 31, 2024	28,644,807	56,813,977	25,544,229	111,003,013
Share class conversions	—	500,000	(500,000)	—
Exercise of warrants	—	44,487	—	44,487
Share repurchases	(9,124,729)	—	—	(9,124,729)
Balance - June 30, 2024	19,520,078	57,358,464	25,044,229	101,922,771

	Class A	Class B	Class C	Total
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997
Share class conversions	—	3,372,021	(3,372,021)	—
Vesting of awards	—	1,170,471	—	1,170,471
Share repurchases	—	(2,496,609)	—	(2,496,609)
Balance - June 30, 2025	17,820,078	66,317,132	16,003,649	100,140,859

	Class A	Class B	Class C	Total
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Share class conversions	—	500,000	(500,000)	—
Vesting of awards	—	761,261	—	761,261
Exercise of warrants	—	245,779	—	245,779
Director share awards granted	—	20,383	—	20,383
Share repurchases	(9,124,729)	(205,026)	—	(9,329,755)
Balance - June 30, 2024	19,520,078	57,358,464	25,044,229	101,922,771

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the three and six months ended June 30, 2025, 1.7 million and 2.1 million Class B common shares were repurchased at an aggregate cost of $35.0 million and $45.3 million, respectively, and an average price of $21.20 and $21.09, per common share, respectively and were subsequently cancelled. As of June 30, 2025, $76.6 million remained available for repurchase under the Authorization.

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

During the three months ended June 30, 2025 and 2024, 1.9 million and 0.5 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

During the six months ended June 30, 2025 and 2024, 3.4 million and 0.5 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ and shares in thousands, except per share information)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$187,415	$131,085	$268,288	$288,259

Denominator:
Weighted average common shares outstanding - basic	101,421	105,909	101,679	108,416
Effect of dilutive securities	3,147	3,694	3,236	3,656
Weighted average common shares outstanding - diluted	104,568	109,603	104,915	112,072

Basic income (loss) per share attributable to common shareholders	$1.85	$1.24	$2.64	$2.66
Diluted income (loss) per share attributable to common shareholders	$1.79	$1.20	$2.56	$2.57

For the three months ended June 30, 2025 and 2024, Nil and 0.3 million, respectively, of common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

For the six months ended June 30, 2025 and 2024, Nil and 0.2 million, respectively, of common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

12. Subsequent Events

Share Repurchases

From July 1 to August 6, 2025, the Company repurchased 0.7 million Class B common shares at an aggregate cost of $15.0 million. As of August 6, 2025, $61.6 million remained available for repurchase under the Authorization.

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

Index To Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hamilton Insurance Group, Ltd. ("Hamilton Group", the "Group" or the "Company") is a global specialty insurance and reinsurance company founded in Bermuda in 2013, enhanced by data and technology, focused on producing sustainable underwriting profitability and delivering significant shareholder value. We intend to continue growing our diverse book of business by responding to changing market conditions, prudently managing our capital, and driving sustainable shareholder returns.

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

In recent years, reinsurance business experienced a supply/demand imbalance in a number of classes, which created strong market conditions. This, combined with our A.M. Best “A” rating upgrade, allowed us to accelerate growth opportunities in these areas. We have observed a slight change in the supply/demand dynamics in some reinsurance classes this year, particularly property and some specialty classes, which is creating flatter market conditions. However, we believe pricing is still attractive in most areas. Strong underlying market conditions persist in casualty classes, due to continued uncertainty around social inflation.

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

We have a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma is a premier investment manager with a strong track record, driven by a differentiated application of technology and data science. The TS Hamilton Fund is a dedicated fund-of-one managed by Two Sigma, with exposures to certain Two Sigma equity and macro strategies, and is designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic and non-systematic investment strategies with proprietary risk management investment optimization and execution techniques. The TS Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, FX markets, exchange-listed and over the counter options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund-of-one.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment ("ETA"), which is intended to provide a fair and equitable transition into the tax regime. As of June 30, 2025, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Three Months Ended
	June 30,
($ in thousands, except per share amounts)	2025	2024
Gross premiums written	$712,026	$603,304
Net premiums written	$556,314	$475,068
Net premiums earned	$511,163	$418,764
Third party fee income(1)	5,014	5,989

Claims and Expenses
Losses and loss adjustment expenses	269,928	214,494
Acquisition costs	122,815	96,305
Other underwriting expenses(2)	55,975	48,655
Underwriting income (loss)(3)	67,459	65,299

Net realized and unrealized gains (losses) on investments	208,034	151,251
Net investment income (loss)(4)	21,067	13,720
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	229,101	164,971

Net foreign exchange gains (losses)	(4,513)	(1,782)
Corporate expenses(2)	12,853	16,262
Amortization of intangible assets	4,004	3,317
Interest expense	4,729	6,031
Income tax expense (benefit)	2,675	2,496
Net income (loss)	267,786	200,382
Net income (loss) attributable to non-controlling interest(5)	80,371	69,297
Net income (loss) attributable to common shareholders	$187,415	$131,085
Diluted income (loss) per share attributable to common shareholders	$1.79	$1.20

Key Ratios
Attritional loss ratio - current year	53.0%	51.6%
Attritional loss ratio - prior year development	(0.5)%	(0.4)%
Catastrophe loss ratio - current year	1.9%	0.0%
Catastrophe loss ratio - prior year development	(1.6)%	0.0%
Loss and loss adjustment expense ratio	52.8%	51.2%
Acquisition cost ratio	24.0%	23.0%
Other underwriting expense ratio	10.0%	10.2%
Combined ratio	86.8%	84.4%

Return on average common shareholders' equity	7.6%	5.9%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	June 30, 2025	March 31, 2025
Tangible book value per common share	$24.65	$22.69
Change in tangible book value per common share	8.6%
Book value per common share	$25.55	$23.59
Change in book value per common share	8.3%

Balance Sheet Data
Total assets	$8,913,050	$8,342.831
Total shareholders' equity	$2,558,591	$2,399.339

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $12.9 million, and $16.3 million for the three months ended June 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended June 30, 2025 and 2024:

Gross premiums written Gross premiums written were $712.0 million and $603.3 million for the three months ended June 30, 2025 and 2024, respectively. The increase in gross premiums written was primarily driven by our reinsurance classes across casualty, specialty and property. We also saw growth in our casualty and property insurance classes. The increase was as a result of growth in both new and existing business for the three months ended June 30, 2025.

Underwriting results The combined ratio was 86.8% and 84.4% for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by an increase in the loss ratio and the acquisition cost ratio, partially offset by a decrease in the other underwriting expense ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2025
Attritional losses	$270,995	53.0%	$(2,616)	(0.5)%	$268,379	52.5%
Catastrophe losses	9,917	1.9%	(8,368)	(1.6)%	1,549	0.3%
Total	$280,912	54.9%	$(10,984)	(2.1)%	$269,928	52.8%

June 30, 2024
Attritional losses	$216,053	51.6%	$(1,591)	(0.4)%	$214,462	51.2%
Catastrophe losses	—	0.0%	32	0.0%	32	0.0%
Total	$216,053	51.6%	$(1,559)	(0.4)%	$214,494	51.2%

Attritional loss ratio - current year for the three months ended June 30, 2025 was 53.0% compared to 51.6% for the three months ended June 30, 2024, an increase of 1.4 percentage points. The increase was primarily driven by a change in business mix, including more casualty reinsurance business, and a specific large loss in our Bermuda segment's reinsurance classes.

Attritional loss ratio - prior year for the three months ended June 30, 2025 was a favorable 0.5% compared to a favorable 0.4% for the three months ended June 30, 2024, a decrease of 0.1 percentage points. The attritional loss ratio - prior year for the three months ended June 30, 2025 was primarily driven by favorable development in both our Bermuda and International property and specialty classes, partially offset by unfavorable development in certain Bermuda casualty classes. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $2.9 million, which was partially offset by a change in the deferred gain of $2.2 million, for a total net positive earnings impact of $0.7 million. The attritional loss ratio - prior year for the three months ended June 30, 2024 was primarily driven by favorable development in property classes in both our International and Bermuda segments, casualty classes in our International segment, and specialty classes in our Bermuda segment, partially offset by unfavorable development in specialty classes in our International segment. In addition, casualty business protected by the LPT benefited from a change in the deferred gain of $1.0 million, partially offset by unfavorable development in the underlying reserves of $0.2 million, for a total net positive earnings impact of $0.8 million.

Catastrophe losses - current year and prior year development were $1.5 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Catastrophe losses for the three months ended June 30, 2025 were driven by severe convective storms ($9.9 million), partially offset by favorable prior year development of $8.4 million. Catastrophe losses for the three months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$167,457	$145,183
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	61,644	19,788
	$229,101	$164,971

Net income (loss) attributable to non-controlling interest - TSHF	$80,371	$69,297
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $167.5 million and $145.2 million for the three months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $87.1 million and $75.9 million for the three months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 4.4% and 4.3% for the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by Europe. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Losses in macro trading were led by currencies in both HTV and FTV.

For the three months ended June 30, 2024, gains in TS Hamilton Fund were led by single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, China, Europe and Pan-America all made positive contributions to gains. Macroeconomic trading in FTV also positively contributed to gains in TS Hamilton Fund. Within FTV, equities and currencies made positive contributions to gains, while losses were experienced in commodities, fixed income and credit.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $61.6 million and $19.8 million for the three months ended June 30, 2025 and 2024, respectively. Income for the three months ended June 30, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns. Income for the three months ended June 30, 2024 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates.

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

International Segment

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Gross premiums written	$344,799	$311,616
Net premiums written	$258,089	$234,305
Net premiums earned	$253,209	$215,643
Third party fee income	3,832	3,798

Claims and Expenses
Losses and loss adjustment expenses	124,733	112,884
Acquisition costs	65,683	53,157
Other underwriting expenses	39,507	33,972
Underwriting income (loss)	$27,118	$19,428

Attritional losses - current year	$131,339	$113,400
Attritional losses - prior year development	(7,729)	(521)
Catastrophe losses - current year	1,600	—
Catastrophe losses - prior year development	(477)	5
Losses and loss adjustment expenses	$124,733	$112,884

Attritional loss ratio - current year	51.9%	52.5%
Attritional loss ratio - prior year development	(3.0)%	(0.2)%
Catastrophe loss ratio - current year	0.6%	0.0%
Catastrophe loss ratio - prior year development	(0.2)%	0.0%
Losses and loss adjustment expense ratio	49.3%	52.3%
Acquisition cost ratio	25.9%	24.7%
Other underwriting expense ratio	14.1%	14.0%
Combined ratio	89.3%	91.0%

Gross Premiums Written

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$63,871	$53,540
Casualty	140,441	132,129
Specialty	140,487	125,947
Total	$344,799	$311,616

Gross premiums written increased by $33.2 million, or 10.6%, from $311.6 million for the three months ended June 30, 2024 to $344.8 million for the three months ended June 30, 2025. The increase was primarily driven by growth in both existing and new business in property and casualty insurance classes and specialty reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$43,706	$32,689
Casualty	89,233	75,770
Specialty	120,270	107,184
Total	$253,209	$215,643

Net premiums earned increased by $37.6 million, or 17.4%, from $215.6 million for the three months ended June 30, 2024 to $253.2 million for the three months ended June 30, 2025. The increase was primarily driven by growth in our casualty insurance, specialty reinsurance and property insurance classes. Casualty insurance growth was primarily driven by U.S. excess and surplus lines and professional lines; specialty reinsurance growth was primarily driven by surety and treaty reinsurance; and property insurance growth was primarily driven by property binder business.

Third Party Fee Income

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Third party fee income	$3,832	$3,798

Third party fee income was $3.8 million for each of the three months ended June 30, 2025 and 2024. The fees are primarily driven by consortium fees and syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency. This ends the Company's management of third party syndicates.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2025
Attritional losses	$131,339	51.9%	$(7,729)	(3.0)%	$123,610	48.9%
Catastrophe losses	1,600	0.6%	(477)	(0.2)%	1,123	0.4%
Total	$132,939	52.5%	$(8,206)	(3.2)%	$124,733	49.3%

June 30, 2024
Attritional losses	$113,400	52.5%	$(521)	(0.2)%	$112,879	52.3%
Catastrophe losses	—	0.0%	5	0.0%	5	0.0%
Total	$113,400	52.5%	$(516)	(0.2)%	$112,884	52.3%

Attritional loss ratio - current year for the three months ended June 30, 2025 was 51.9% compared to 52.5% for the three months ended June 30, 2024, a decrease of 0.6 percentage points.

Attritional loss ratio - prior year for the three months ended June 30, 2025 was a favorable 3.0% compared to a favorable 0.2% for the three months ended June 30, 2024, a decrease of 2.8 percentage points. The favorable attritional loss ratio - prior year for the three months ended June 30, 2025 was primarily driven by favorable development in property insurance, specialty reinsurance and casualty insurance classes, partially offset by modest unfavorable development in casualty reinsurance classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $2.9 million, which was partially offset by a change in the deferred gain of $2.2 million, for a total net positive earnings impact of $0.7 million.

Catastrophe losses - current year and prior year were $1.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Catastrophe losses for the three months ended June 30, 2025 were driven by severe convective storms ($1.6 million), partially offset by favorable prior year development of $0.5 million. Catastrophe losses for the three months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year development.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	'25 vs '24 point r
Property	$14,964	$10,854	34.2%	33.2%	1.0
Casualty	17,099	12,470	19.2%	16.5%	2.7
Specialty	33,620	29,833	28.0%	27.8%	0.2
Total	$65,683	$53,157	25.9%	24.7%	1.2

The acquisition cost ratio for the three months ended June 30, 2025 increased to 25.9%, compared to 24.7% for the three months ended June 30, 2024. The increase was primarily driven by casualty and property insurance classes and specialty reinsurance classes, primarily due to higher profit commission costs on certain lines of business and a change in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Other underwriting expenses	$39,507	$33,972
Other underwriting expense ratio	14.1%	14.0%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended June 30, 2025 were $39.5 million, an increase of $5.5 million, or 16.3%, compared to $34.0 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in salary and compensation costs and an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratios for the three months ended June 30, 2025 and 2024 were 14.1% and 14.0%, respectively.

Bermuda Segment

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Gross premiums written	$367,227	$291,688
Net premiums written	$298,225	$240,763
Net premiums earned	$257,954	$203,121
Third party fee income	1,182	2,191

Claims and Expenses
Losses and loss adjustment expenses	145,195	101,610
Acquisition costs	57,132	43,148
Other underwriting expenses	16,468	14,683
Underwriting income (loss)	$40,341	$45,871

Attritional losses - current year	$139,656	$102,653
Attritional losses - prior year development	5,113	(1,070)
Catastrophe losses - current year	8,317	—
Catastrophe losses - prior year development	(7,891)	27
Losses and loss adjustment expenses	$145,195	$101,610

Attritional loss ratio - current year	54.2%	50.5%
Attritional loss ratio - prior year development	2.0%	(0.5)%
Catastrophe loss ratio - current year	3.2%	0.0%
Catastrophe loss ratio - prior year development	(3.1)%	0.0%
Losses and loss adjustment expense ratio	56.3%	50.0%
Acquisition cost ratio	22.1%	21.2%
Other underwriting expense ratio	5.9%	6.2%
Combined ratio	84.3%	77.4%

Gross Premiums Written

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$143,617	$135,021
Casualty	182,005	123,498
Specialty	41,605	33,169
Total	$367,227	$291,688

Gross premiums written increased by $75.5 million, or 25.9%, from $291.7 million for the three months ended June 30, 2024 to $367.2 million for the three months ended June 30, 2025. The increase was primarily driven by growth in both new and existing business in casualty reinsurance and property and specialty reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$80,313	$73,864
Casualty	142,814	99,467
Specialty	34,827	29,790
Total	$257,954	$203,121

Net premiums earned increased by $54.8 million, or 27.0%, from $203.1 million for the three months ended June 30, 2024 to $258.0 million for the three months ended June 30, 2025. The increase was primarily driven by new business and volume growth in our casualty reinsurance classes and property and specialty reinsurance classes. The most significant drivers of this increase were general liability, professional liability, financial lines and property treaty and quota share business.

Third Party Fee Income

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Third party fee income	$1,182	$2,191

Third party fee income is generated by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and decreased by $1.0 million, from $2.2 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2025
Attritional losses	$139,656	54.2%	$5,113	2.0%	$144,769	56.2%
Catastrophe losses	8,317	3.2%	(7,891)	(3.1)%	426	0.1%
Total	$147,973	57.4%	$(2,778)	(1.1)%	$145,195	56.3%

June 30, 2024
Attritional losses	$102,653	50.5%	$(1,070)	(0.5)%	$101,583	50.0%
Catastrophe losses	—	0.0%	27	0.0%	27	0.0%
Total	$102,653	50.5%	$(1,043)	(0.5)%	$101,610	50.0%

Attritional loss ratio - current year for the three months ended June 30, 2025 was 54.2% compared to 50.5% for the three months ended June 30, 2024, an increase of 3.7 percentage points. The increase was primarily driven by a change in business mix, including more proportional casualty reinsurance business, and a specific large loss in specialty reinsurance.

Attritional loss ratio - prior year for the three months ended June 30, 2025 was an unfavorable 2.0%, compared to a favorable 0.5% for the three months ended June 30, 2024, an increase of 2.5 percentage points. The unfavorable attritional loss ratio - prior year for the three months ended June 30, 2025 was primarily driven by unfavorable development in casualty reinsurance classes, including discontinued lines of business and additional information on certain large losses, partially offset by favorable development in specialty and property reinsurance classes and casualty and property insurance classes.

Catastrophe losses - current year and prior year were $0.4 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Catastrophe losses for the three months ended June 30, 2025 were driven by severe convective storms ($8.3 million), partially offset by favorable prior year development of $7.9 million. Catastrophe losses for the three months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	'25 vs '24 point r
Property	$11,454	$9,510	14.3%	12.9%	1.4
Casualty	37,248	25,545	26.1%	25.7%	0.4
Specialty	8,430	8,093	24.2%	27.2%	(3.0)
Total	$57,132	$43,148	22.1%	21.2%	0.9

The acquisition cost ratio for the three months ended June 30, 2025 increased to 22.1%, compared to 21.2% for the three months ended June 30, 2024. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Other underwriting expenses	$16,468	$14,683
Other underwriting expense ratio	5.9%	6.2%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended June 30, 2025 were $16.5 million, an increase of $1.8 million, or 12.2%, compared to $14.7 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in salary and compensation costs and an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratio for the three months ended June 30, 2025 and 2024 decreased from 6.2% to 5.9%, primarily as a result of growth in the premium base, partially offset by reduced performance based management fees.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$167,457	$145,183
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	61,644	19,788
	$229,101	$164,971

Net income (loss) attributable to non-controlling interest - TSHF	$80,371	$69,297
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $167.5 million and $145.2 million for the three months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $87.1 million and $75.9 million for the three months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 4.4% and 4.3% for the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by Europe. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Losses in macro trading were led by currencies in both HTV and FTV.

For the three months ended June 30, 2024, gains in TS Hamilton Fund were led by single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, China, Europe and Pan-America all made positive contributions to gains. Macroeconomic trading in FTV also positively contributed to gains in TS Hamilton Fund. Within FTV, equities and currencies made positive contributions to gains, while losses were experienced in commodities, fixed income and credit.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $61.6 million and $19.8 million for the three months ended June 30, 2025 and 2024, respectively. Income for the three months ended June 30, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns. Income for the three months ended June 30, 2024 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Net foreign exchange gains (losses)	$(4,513)	$(1,782)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $4.5 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, were primarily driven by the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars. The foreign exchange losses were primarily driven by the weakening of the U.S. Dollar during the three months ended June 30, 2025.

Corporate Expenses

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Corporate expenses	$12,853	$16,262

Corporate expenses for the three months ended June 30, 2025 were $12.9 million, compared to $16.3 million for the three months ended June 30, 2024, a decrease of $3.4 million. The decrease was primarily driven by lower Value Appreciation Pool ("VAP") expenses and professional fees.

Amortization of Intangible Assets

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Amortization of intangible assets	$4,004	$3,317

Amortization of intangible assets of $4.0 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, relates to internally developed software and intangible assets acquired in a business combination. The increase in amortization expense is primarily driven by the incremental expense associated with additional technology projects.

Interest Expense

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Interest expense	$4,729	$6,031

Interest expense of $4.7 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense is primarily driven by the decrease in the Secured Overnight Financing Rate ("SOFR") which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
	June 30,
($ in thousands)	2025	2024
Income tax expense (benefit)	$2,675	$2,496

Income tax expense (benefit) for the three months ended June 30, 2025 was $2.7 million, compared to $2.5 million for the three months ended June 30, 2024, an increase of $0.2 million. Tax expense is primarily driven by withholding taxes on investment income from TS Hamilton Fund and income tax expense on earnings from our London, Dublin, and U.S. operations, partially offset by a decrease in valuation allowance.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Six Months Ended
	June 30,
($ in thousands, except per share amounts)	2025	2024
Gross premiums written	$1,555,332	$1,325,245
Net premiums written	$1,160,189	$989,948
Net premiums earned	$1,010,091	$804,067
Third party fee income(1)	9,676	13,470

Claims and Expenses
Losses and loss adjustment expenses	665,163	446,846
Acquisition costs	239,696	180,858
Other underwriting expenses(2)	105,709	92,008
Underwriting income (loss)(3)	9,199	97,825

Net realized and unrealized gains (losses) on investments	456,828	406,622
Net investment income (loss)(4)	39,994	26,338
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	496,822	432,960

Net foreign exchange gains (losses)	(7,039)	(3,911)
Corporate expenses(2)	25,821	27,764
Amortization of intangible assets	7,895	6,569
Interest expense	10,331	11,738
Income tax expense (benefit)	5,882	3,089
Net income (loss)	449,053	477,714
Net income (loss) attributable to non-controlling interest(5)	180,765	189,455
Net income (loss) attributable to common shareholders	$268,288	$288,259
Diluted income (loss) per share attributable to common shareholders	$2.56	$2.57

Key Ratios
Attritional loss ratio - current year	52.5%	54.3%
Attritional loss ratio - prior year development	(1.7)%	1.3%
Catastrophe loss ratio - current year	16.8%	0.0%
Catastrophe loss ratio - prior year development	(1.7)%	0.0%
Loss and loss adjustment expense ratio	65.9%	55.6%
Acquisition cost ratio	23.7%	22.5%
Other underwriting expense ratio	9.5%	9.8%
Combined ratio	99.1%	87.9%

Return on average common shareholders' equity	11.0%	13.4%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	June 30, 2025	December 31, 2024
Tangible book value per common share	$24.65	$22.03
Change in tangible book value per common share	11.9%
Book value per common share	$25.55	$22.95
Change in book value per common share	11.3%

Balance Sheet Data
Total assets	$8,913,050	$7,796,033
Total shareholders' equity	$2,558,591	$2,328,709

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $25.8 million and $27.8 million for the six months ended June 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the six months ended June 30, 2025 and 2024:

Gross premiums written Gross premiums written were $1.6 billion and $1.3 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in gross premiums written was primarily driven by our casualty and property reinsurance classes and property, casualty and specialty insurance classes. The increase was as a result of growth in both new and existing business and an increase in reinstatement premiums for the six months ended June 30, 2025.

Underwriting results The combined ratio was 99.1% and 87.9% for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by an increase in the catastrophe loss ratio and the acquisition cost ratio, partially offset by a decrease in the attritional loss ratio and the other underwriting expense ratio.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2025
Attritional losses	$530,234	52.5%	$(17,108)	(1.7)%	$513,126	50.8%
Catastrophe losses	169,621	16.8%	(17,584)	(1.7)%	152,037	15.1%
Total	$699,855	69.3%	$(34,692)	(3.4)%	$665,163	65.9%

June 30, 2024
Attritional losses	$436,348	54.3%	$10,301	1.3%	$446,649	55.6%
Catastrophe losses	—	0.0%	197	0.0%	197	0.0%
Total	$436,348	54.3%	$10,498	1.3%	$446,846	55.6%

Attritional loss ratio - current year for the six months ended June 30, 2025 was 52.5% compared to 54.3% for the six months ended June 30, 2024, a decrease of 1.8 percentage points. The decrease was primarily driven by the reduced impact of large losses for the six months ended June 30, 2025, compared to losses of $37.9 million arising from the Francis Scott Key Baltimore Bridge collapse, which impacted our insurance and reinsurance classes in both our International and Bermuda segments for the six months ended June 30, 2024, partially offset by a change in business mix, including an increase in casualty reinsurance business in our Bermuda segment.

Attritional loss ratio - prior year for the six months ended June 30, 2025 was a favorable 1.7% compared to an unfavorable 1.3% for the six months ended June 30, 2024, a decrease of 3.0 percentage points. The attritional loss ratio - prior year for the six months ended June 30, 2025 was primarily driven by favorable development in both our Bermuda and International specialty and property classes, partially offset by unfavorable development in certain Bermuda casualty classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $3.9 million, which was partially offset by a change in the deferred gain of $2.7 million, for a total net positive earnings impact of $1.2 million. The attritional loss ratio - prior year for the six months ended June 30, 2024 was primarily driven by unfavorable development in specialty classes in both our International and Bermuda segments, primarily related to two specific large losses, partially offset by favorable development in our International property insurance and reinsurance classes. In addition, casualty business protected by the LPT benefited from a $1.9 million change in the associated deferred gain, partially offset by unfavorable development in the underlying reserves of $0.3 million, for a total net positive earnings impact of $1.6 million.

Catastrophe losses - current year and prior year development were $152.0 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Catastrophe losses for the six months ended June 30, 2025 were driven by the California wildfires ($159.7 million) and severe convective storms ($9.9 million), partially offset by favorable prior year development of $17.6 million. Catastrophe losses for the six months ended June 30, 2024 included $Nil current year losses and an insignificant movement on prior year.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$371,418	$408,002
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	125,404	24,958
	$496,822	$432,960

Net income (loss) attributable to non-controlling interest - TSHF	$180,765	$189,455
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $371.4 million and $408.0 million for the six months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $190.7 million and $218.5 million for the six months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 10.1% and 12.9% for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the scientific discretionary macro vehicle, NTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the relative value rates vehicle, KTV. Losses in macro trading were led by currencies in both HTV and FTV.

For the six months ended June 30, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, fixed income, commodities, and currencies while losses were experienced in credit. TS Hamilton Fund also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, China, and Pan-America all made positive contributions to gains.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $125.4 million and $25.0 million for the six months ended June 30, 2025 and 2024, respectively. Income for the six months ended June 30, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns. Income for the six months ended June 30, 2024 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates.

International Segment

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Gross premiums written	$714,757	$632,457
Net premiums written	$487,063	$419,338
Net premiums earned	$493,775	$412,456
Third party fee income	8,164	7,387

Claims and Expenses
Losses and loss adjustment expenses	270,405	229,046
Acquisition costs	128,473	100,876
Other underwriting expenses	75,130	65,174
Underwriting income (loss)	$27,931	$24,747

Attritional losses - current year	$256,660	$223,598
Attritional losses - prior year development	(16,419)	5,251
Catastrophe losses - current year	30,641	—
Catastrophe losses - prior year development	(477)	197
Losses and loss adjustment expenses	$270,405	$229,046

Attritional loss ratio - current year	52.0%	54.2%
Attritional loss ratio - prior year development	(3.3)%	1.3%
Catastrophe loss ratio - current year	6.2%	0.0%
Catastrophe loss ratio - prior year development	(0.1)%	0.0%
Losses and loss adjustment expense ratio	54.8%	55.5%
Acquisition cost ratio	26.0%	24.5%
Other underwriting expense ratio	13.6%	14.0%
Combined ratio	94.4%	94.0%

Gross Premiums Written

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$118,397	$91,244
Casualty	276,003	253,294
Specialty	320,357	287,919
Total	$714,757	$632,457

Gross premiums written increased by $82.3 million, or 13.0%, from $632.5 million for the six months ended June 30, 2024 to $714.8 million for the six months ended June 30, 2025. The increase was primarily driven by growth in both existing and new business in property, specialty and casualty insurance classes and specialty reinsurance classes.

Net Premiums Earned

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$89,410	$67,664
Casualty	179,801	148,698
Specialty	224,564	196,094
Total	$493,775	$412,456

Net premiums earned increased by $81.3 million, or 19.7%, from $412.5 million for the six months ended June 30, 2024 to $493.8 million for the six months ended June 30, 2025. The increase was primarily driven by growth in our casualty, property and specialty insurance classes and specialty reinsurance classes. Casualty insurance growth was primarily driven by U.S. excess and surplus lines, mergers & acquisitions and professional lines; property insurance growth was primarily driven by property binder business; specialty insurance growth was primarily driven by accident & health and marine & energy; and specialty reinsurance growth was primarily driven by surety and treaty reinsurance.

Third Party Fee Income

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Third party fee income	$8,164	$7,387

Third party fee income increased by $0.8 million, or 10.5%, from $7.4 million for the six months ended June 30, 2024 to $8.2 million for the six months ended June 30, 2025. The increase was primarily due to an increase in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency. This ends the Company's management of third party syndicates.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2025
Attritional losses	$256,660	52.0%	$(16,419)	(3.3)%	$240,241	48.7%
Catastrophe losses	30,641	6.2%	(477)	(0.1)%	30,164	6.1%
Total	$287,301	58.2%	$(16,896)	(3.4)%	$270,405	54.8%

June 30, 2024
Attritional losses	$223,598	54.2%	$5,251	1.3%	$228,849	55.5%
Catastrophe losses	—	0.0%	197	0.0%	197	0.0%
Total	$223,598	54.2%	$5,448	1.3%	$229,046	55.5%

Attritional loss ratio - current year for the six months ended June 30, 2025 was 52.0% compared to 54.2% for the six months ended June 30, 2024, a decrease of 2.2 percentage points. The decrease was primarily driven by the absence of specific large losses for the six months ended June 30, 2025, compared to losses of $11.8 million arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes for the six months ended June 30, 2024.

Attritional loss ratio - prior year for the six months ended June 30, 2025 was a favorable 3.3% compared to an unfavorable 1.3% for the six months ended June 30, 2024, a decrease of 4.6 percentage points. The favorable attritional loss ratio - prior year for the six months ended June 30, 2025 was primarily driven by favorable development in property insurance and specialty reinsurance classes and casualty and specialty insurance classes, partially offset by modest unfavorable development in casualty reinsurance classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $3.9 million, which was partially offset by a change in the deferred gain of $2.7 million, for a total net positive earnings impact of $1.2 million.

Catastrophe losses - current year and prior year were $30.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Catastrophe losses for the six months ended June 30, 2025 were driven by the California wildfires ($29.0 million) and severe convective storms ($1.6 million), partially offset by favorable prior year development of $0.4 million. Catastrophe losses for the six months ended June 30, 2024 were driven by modest unfavorable prior year development of $0.2 million.

Acquisition Costs

	For the Six Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	'25 vs '24 point r
Property	$30,375	$22,389	34.0%	33.1%	0.9
Casualty	34,593	22,212	19.2%	14.9%	4.3
Specialty	63,505	56,275	28.3%	28.7%	(0.4)
Total	$128,473	$100,876	26.0%	24.5%	1.5

The acquisition cost ratio for the six months ended June 30, 2025 was 26.0%, compared to 24.5% for the six months ended June 30, 2024, an increase of 1.5 percentage points. The increase was primarily driven by casualty and property insurance classes and specialty reinsurance classes, primarily due to higher profit commission costs on certain lines of business and a change in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Other underwriting expenses	$75,130	$65,174
Other underwriting expense ratio	13.6%	14.0%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $75.1 million for the six months ended June 30, 2025, an increase of $10.0 million, or 15.3%, compared to $65.2 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in salary and compensation costs and an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratios for the six months ended June 30, 2025 and 2024 decreased from 14.0% to 13.6%, primarily as a result of growth in the premium base.

Bermuda Segment

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Gross premiums written	$840,575	$692,788
Net premiums written	$673,126	$570,610
Net premiums earned	$516,316	$391,611
Third party fee income	1,512	6,083

Claims and Expenses
Losses and loss adjustment expenses	394,758	217,800
Acquisition costs	111,223	79,982
Other underwriting expenses	30,579	26,834
Underwriting income (loss)	$(18,732)	$73,078

Attritional losses - current year	$273,574	$212,750
Attritional losses - prior year development	(689)	5,050
Catastrophe losses - current year	138,980	—
Catastrophe losses - prior year development	(17,107)	—
Losses and loss adjustment expenses	$394,758	$217,800

Attritional loss ratio - current year	53.0%	54.3%
Attritional loss ratio - prior year development	(0.1)%	1.3%
Catastrophe loss ratio - current year	26.9%	0.0%
Catastrophe loss ratio - prior year development	(3.3)%	0.0%
Losses and loss adjustment expense ratio	76.5%	55.6%
Acquisition cost ratio	21.5%	20.4%
Other underwriting expense ratio	5.6%	5.3%
Combined ratio	103.6%	81.3%

Gross Premiums Written

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$366,694	$325,493
Casualty	361,539	254,226
Specialty	112,342	113,069
Total	$840,575	$692,788

Gross premiums written increased by $147.8 million, or 21.3%, from $692.8 million for the six months ended June 30, 2024 to $840.6 million for the six months ended June 30, 2025. The increase was primarily driven by growth in both new and existing business in casualty and property reinsurance classes, including certain non-recurring reinstatement premiums related to the California wildfires.

Net Premiums Earned

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Property	$175,782	$145,598
Casualty	269,918	185,649
Specialty	70,616	60,364
Total	$516,316	$391,611

Net premiums earned increased by $124.7 million, or 31.8%, from $391.6 million for the six months ended June 30, 2024 to $516.3 million for the six months ended June 30, 2025. The increase was primarily driven by new business and volume growth in our casualty, property and specialty reinsurance classes. The most significant drivers of this increase were general liability, professional liability, property treaty and quota share business and financial lines. Property reinsurance classes also increased as a result of certain non-recurring reinstatement premiums related to the California wildfires.

Third Party Fee Income

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Third party fee income	$1,512	$6,083

Third party fee income is generated by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and decreased by $4.6 million, from $6.1 million for the six months ended June 30, 2024 to $1.5 million for the six months ended June 30, 2025.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2025
Attritional losses	$273,574	53.0%	$(689)	(0.1)%	$272,885	52.9%
Catastrophe losses	138,980	26.9%	(17,107)	(3.3)%	121,873	23.6%
Total	$412,554	79.9%	$(17,796)	(3.4)%	$394,758	76.5%

June 30, 2024
Attritional losses	$212,750	54.3%	$5,050	1.3%	$217,800	55.6%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$212,750	54.3%	$5,050	1.3%	$217,800	55.6%

Attritional loss ratio - current year for the six months ended June 30, 2025 was 53.0% compared to 54.3% for the six months ended June 30, 2024, a decrease of 1.3 percentage points. The decrease was primarily driven by the reduced impact of specific large losses for the six months ended June 30, 2025, compared to losses of $26.1 million arising from the Baltimore Bridge collapse, which impacted our insurance and reinsurance classes for the six months ended June 30, 2024, partially offset by a change in business mix, including an increase in casualty reinsurance business.

Attritional loss ratio - prior year for the six months ended June 30, 2025 was a favorable 0.1% compared to an unfavorable 1.3% for the six months ended June 30, 2024, a decrease of 1.4 percentage points. The favorable attritional loss ratio - prior year for the six months ended June 30, 2025 was primarily driven by favorable development in specialty and property reinsurance classes and casualty and property insurance classes, partially offset by unfavorable development in certain casualty reinsurance classes including discontinued lines of business and additional information on certain large losses.

Catastrophe losses - current year and prior year were $121.9 million and $Nil for the six months ended June 30, 2025 and 2024, respectively. Catastrophe losses for the six months ended June 30, 2025 were driven by the California wildfires ($130.7 million) and severe convective storms ($8.3 million), partially offset by favorable prior year development of $17.1 million.

Acquisition Costs

	For the Six Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	'25 vs '24 point r
Property	$23,943	$18,765	13.6%	12.9%	0.7
Casualty	70,829	46,680	26.2%	25.1%	1.1
Specialty	16,451	14,537	23.3%	24.1%	(0.8)
Total	$111,223	$79,982	21.5%	20.4%	1.1

The acquisition cost ratio for the six months ended June 30, 2025 was 21.5%, compared to 20.4% for the six months ended June 30, 2024. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Other underwriting expenses	$30,579	$26,834
Other underwriting expense ratio	5.6%	5.3%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the six months ended June 30, 2025 were $30.6 million, an increase of $3.7 million, or 14.0%, compared to $26.8 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in salary and compensation costs and an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume.

The other underwriting expense ratio for the six months ended June 30, 2025 and 2024 increased from 5.3% to 5.6%, primarily as a result of reduced performance based management fees, partially offset by growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$371,418	$408,002
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	125,404	24,958
	$496,822	$432,960

Net income (loss) attributable to non-controlling interest - TSHF	$180,765	$189,455
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $371.4 million and $408.0 million for the six months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $190.7 million and $218.5 million for the six months ended June 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 10.1% and 12.9% for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the scientific discretionary macro vehicle, NTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the relative value rates vehicle, KTV. Losses in macro trading were led by currencies in both HTV and FTV.

For the six months ended June 30, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, fixed income, commodities, and currencies while losses were experienced in credit. TS Hamilton Fund also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, China, and Pan-America all made positive contributions to gains.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $125.4 million and $25.0 million for the six months ended June 30, 2025 and 2024, respectively. Income for the six months ended June 30, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns. Income for the six months ended June 30, 2024 was primarily driven by investment income on higher yielding assets, partially offset by negative price returns as a result of rising U.S. treasury interest rates.

Net Foreign Exchange Gains (Losses)

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Net foreign exchange gains (losses)	$(7,039)	$(3,911)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $7.0 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively, were primarily driven by the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars. The foreign exchange losses were primarily driven by the weakening of the U.S. Dollar during the six months ended June 30, 2025.

Corporate Expenses

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Corporate expenses	$25,821	$27,764

Corporate expenses for the six months ended June 30, 2025 were $25.8 million, compared to $27.8 million for the six months ended June 30, 2024, a decrease of $1.9 million. The decrease was primarily driven by lower VAP expenses and professional fees, partially offset by an increase in certain variable performance based compensation costs.

Amortization of Intangible Assets

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Amortization of intangible assets	$7,895	$6,569

Amortization of intangible assets of $7.9 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively, relates to internally developed software and intangible assets acquired in a business combination. The increase in amortization expense is primarily driven by the incremental expense associated with additional technology projects.

Interest Expense

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Interest expense	$10,331	$11,738

Interest expense of $10.3 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense was primarily driven by the decrease in the SOFR, which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Income tax expense (benefit)	$5,882	$3,089

Income tax expense for the six months ended June 30, 2025 was $5.9 million, compared to $3.1 million for the six months ended June 30, 2024, an increase of $2.8 million. Tax expense is primarily driven by withholding taxes on investment income from TS Hamilton Fund and income tax expense on earnings from our London, Dublin, and U.S. operations, partially offset by a decrease in valuation allowance.

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

	As at
($ in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Closing common shareholders' equity	$2,558,591	$2,328,709
Closing common shares outstanding	100,140,859	101,466,997
Book value per common share	$25.55	$22.95

Book value per common share was $25.55 at June 30, 2025, a $2.60 or 11.3% increase from the Company’s book value per common share of $22.95 at December 31, 2024. The increase was primarily driven by the Company’s net income attributable to common shareholders of $268.3 million and the accretive impact of share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

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

	As at
($ in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Closing common shareholders' equity	$2,558,591	$2,328,709
Intangible assets	90,061	93,121
Closing common shareholders' equity, less intangible assets	$2,468,530	$2,235,588

Closing common shares outstanding	100,140,859	101,466,997
Tangible book value per common share	$24.65	$22.03

Tangible book value per common share was $24.65 at June 30, 2025, a $2.62 or 11.9% increase from the Company’s tangible book value per common share of $22.03 at December 31, 2024. The increase in tangible book value per common share was primarily driven by the Company’s net income attributable to common shareholders of $268.3 million and the accretive impact of share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity or ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$187,415	$131,085	$268,288	$288,259
Average common shareholders' equity for the period	$2,478,965	$2,224,026	$2,443,650	$2,143,199
Return on average common shareholders' equity	7.6%	5.9%	11.0%	13.4%

ROACE was 7.6% for the three months ended June 30, 2025, compared to 5.9% for the three months ended June 30, 2024. The increase was primarily driven by the higher net income attributable to common shareholders reported for the three months ended June 30, 2025.

ROACE was 11.0% for the six months ended June 30, 2025, compared to 13.4% for the six months ended June 30, 2024. The decrease was driven by the lower net income attributable to common shareholders reported for the six months ended June 30, 2025.

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

The following table reconciles underwriting income (loss) to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Underwriting income (loss)	$67,459	$65,299	$9,199	$97,825
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	229,101	164,971	496,822	432,960
Net foreign exchange gains (losses)	(4,513)	(1,782)	(7,039)	(3,911)
Corporate expenses	(12,853)	(16,262)	(25,821)	(27,764)
Amortization of intangible assets	(4,004)	(3,317)	(7,895)	(6,569)
Interest expense	(4,729)	(6,031)	(10,331)	(11,738)
Income tax (expense) benefit	(2,675)	(2,496)	(5,882)	(3,089)
Net income (loss), prior to non-controlling interest	$267,786	$200,382	$449,053	$477,714

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

The following table reconciles third party fee income to other income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Third party fee income	$5,014	$5,989	$9,676	$13,470
Other income (loss)	$5,014	$5,989	$9,676	$13,470

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Other underwriting expenses	$55,975	$48,655	$105,709	$92,008
Corporate expenses	12,853	16,262	25,821	27,764
General and administrative expenses	$68,828	$64,917	$131,530	$119,772

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

Cash and Investments

At June 30, 2025 and December 31, 2024, total cash and investments was $5.5 billion and $4.9 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	June 30, 2025		December 31, 2024
Fixed maturity investments, at fair value	$2,698,470	48%	$2,377,862	49%
Short-term investments, at fair value	307,129	6%	497,110	10%
	3,005,599	54%	2,874,972	59%
Investments in Two Sigma Funds, at fair value	1,453,781	26%	939,381	19%
Total investments	4,459,380	80%	3,814,353	78%
Cash and cash equivalents	985,649	18%	996,493	20%
Restricted cash	85,648	2%	104,359	2%
Total cash	1,071,297	20%	1,100,852	22%
Total cash and investments	$5,530,677	100%	$4,915,205	100%

Total cash and investments increased from $4.9 billion at December 31, 2024 to $5.5 billion at June 30, 2025. The increase was primarily driven by positive investment returns for the six months ended June 30, 2025 on both the fixed maturities and short-term investments trading portfolio and the TS Hamilton Fund. The Company also continued to deploy more cash into the fixed maturity trading portfolio. The TS Hamilton Fund represents $2.3 billion and $2.0 billion of the total cash and investments as at June 30, 2025 and December 31, 2024, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	June 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$728,518	$4,767	$(4,129)	$729,156
U.S. states, territories and municipalities	12,913	75	(175)	12,813
Non-U.S. sovereign governments and supranationals	89,986	4,826	(299)	94,513
Corporate	1,304,785	27,921	(4,993)	1,327,713
Residential mortgage-backed securities - Agency	330,271	1,279	(11,947)	319,603
Residential mortgage-backed securities - Non-agency	29,795	234	(571)	29,458
Commercial mortgage-backed securities - Non-agency	53,160	502	(392)	53,270
Other asset-backed securities	131,038	1,010	(104)	131,944
Total fixed maturities	2,680,466	40,614	(22,610)	2,698,470
Short-term investments	306,442	711	(24)	307,129
Total	$2,986,908	$41,325	$(22,634)	$3,005,599

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

The fair value of the Company’s fixed maturity trading portfolio and short-term investments was $3.0 billion and $2.9 billion at June 30, 2025 and December 31, 2024, respectively.

Short-term investments at June 30, 2025 and December 31, 2024 of $307.1 million and $497.1 million, respectively, include $285.4 million and $496.0 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See the following discussion for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	June 30, 2025			December 31, 2024
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$729,156	24%	Aa1	$711,103	25%	Aaa
U.S. states, territories and municipalities	12,813	0%	Aa2	13,231	0%	Aa2
Non-U.S. sovereign governments and supranationals	94,513	3%	Aa1	67,527	2%	Aa1
Corporate	1,327,713	45%	A2	1,143,060	41%	A3
Residential mortgage-backed securities - Agency	319,603	11%	Aa1	272,611	9%	Aaa
Residential mortgage-backed securities - Non-agency	29,458	1%	Aaa	16,754	1%	Aaa
Commercial mortgage-backed securities - Non-agency	53,270	2%	Aa1	39,686	1%	Aaa
Other asset-backed securities	131,944	4%	Aaa	113,890	4%	Aaa
Total fixed maturities	2,698,470	90%	Aa3	2,377,862	83%	Aa3
Short-term investments	307,129	10%	Aa1	497,110	17%	Aaa
Total fixed maturities and short-term investments	$3,005,599	100%	Aa3	$2,874,972	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	June 30, 2025	December 31, 2024
Average credit quality	Aa3	Aa3
Average yield to maturity	4.3%	4.7%
Expected average duration (in years)	3.4	3.4

At June 30, 2025 and December 31, 2024, 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa2 or higher) by third party rating services. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio at June 30, 2025 and December 31, 2024, excluding short-term investments held by the TS Hamilton Fund, was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio decreased to 4.3% at June 30, 2025 from 4.7% at December 31, 2024.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.4 years as at each of June 30, 2025 and December 31, 2024.

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

The Company owns the following interest in each of the Two Sigma Funds:

	As at June 30, 2025
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	15.1%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	8.6%
Two Sigma Absolute Return Portfolio, LLC	ATV	1.8%
Two Sigma Futures Portfolio, LLC	FTV	6.5%
Two Sigma Horizon Portfolio, LLC	HTV	5.6%
Two Sigma Navigator Portfolio, LLC	NTV	6.3%
Two Sigma Kuiper Portfolio, LLC	KTV	5.4%

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

The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	June 30, 2025			December 31, 2024
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$382,652	$169,444	$552,096	$360,997	$102,267	$463,264
Two Sigma Equity Spectrum Portfolio, LLC	146,295	51,993	198,288	136,565	47,011	183,576
Two Sigma Absolute Return Portfolio, LLC	92,149	3,506	95,655	—	—	—
Two Sigma Futures Portfolio, LLC	244,757	(8,791)	235,966	308,061	(15,520)	292,541
Two Sigma Horizon Portfolio, LLC	236,029	22	236,051	—	—	—
Two Sigma Navigator Portfolio, LLC	107,377	(2,866)	104,511	—	—	—
Two Sigma Kuiper Portfolio, LLC	31,333	(119)	31,214	—	—	—
Total	$1,240,592	$213,189	$1,453,781	$805,623	$133,758	$939,381

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $939.4 million at December 31, 2024 to $1.5 billion at June 30, 2025 is primarily driven by investment gains, asset allocations and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$521,551	$578,230
Short-term investments	285,385	496,008
Investments in Two Sigma Funds, at fair value	1,453,781	939,381
Receivables for investments sold	30,758	73,322
Interest and dividends receivable	1,576	945
Total assets	2,293,051	2,087,886

Liabilities
Payable for investments purchased	105,396	100,469
Withdrawal payable	50,233	100,420
Accounts payable and accrued expenses	182	233
Total liabilities	155,811	201,122
Total net assets managed by TS Hamilton Fund	$2,137,240	$1,886,764

Total net assets in TS Hamilton Fund were $2.1 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At June 30, 2025 and December 31, 2024, total unrestricted cash and cash equivalents were $985.6 million and $996.5 million, respectively, and total restricted cash and cash equivalents were $85.6 million and $104.4 million, respectively.

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

During the six months ended June 30, 2025 and 2024, Hamilton Insurance Group, Ltd. received $115.5 million and $137.5 million, respectively, of distributions from its subsidiaries. Hamilton Insurance Group, Ltd.’s primary use of funds is interest payments on debt and credit facilities, common share repurchases, capital investments in subsidiaries, and payment of corporate operating expenses. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 10, Share Capital, in the accompanying unaudited condensed consolidated financial statements for further detail of common share repurchases in the six months ended June 30, 2025. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $547.0 million at December 31, 2024, will provide Hamilton Insurance Group, Ltd. with sufficient liquidity for the foreseeable future.

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

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$253,312	$314,638
Investing activities	(140,826)	129,909
Financing activities	(163,800)	(225,301)
Effect of exchange rate changes on cash	21,759	(5,254)
Net increase (decrease) in cash and cash equivalents	$(29,555)	$213,992

Net cash provided by (used in) operating activities was $253.3 million and $314.6 million in the six months ended June 30, 2025 and 2024, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(140.8) million and $129.9 million in the six months ended June 30, 2025 and 2024, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover, asset allocations within the TS Hamilton Fund, and our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(163.8) million and $(225.3) million in the six months ended June 30, 2025 and 2024, respectively. Net cash used in financing activities for the six months ended June 30, 2025 was primarily driven by incentive allocations paid to TS Hamilton Fund and open market share repurchases. Net cash used in financing activities for the six months ended June 30, 2024 was primarily driven by the Share Repurchase and incentive allocations paid to TS Hamilton Fund. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details of common share repurchases for the six months ended June 30, 2025 and 2024.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at June 30, 2025 could be available in one to three business days under normal market conditions, except for $681.5 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and $311.0 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	June 30 2025	December 31, 2024
Shareholders' equity	$2,558,591	$2,328,709

The Company’s consolidated shareholders' equity was $2.6 billion at June 30, 2025, a 9.9% increase compared to $2.3 billion at December 31, 2024. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $268.3 million for the six months ended June 30, 2025, partially offset by share repurchases (see Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details).

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group's $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company's long term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	As at
($ in thousands)	June 30, 2025	December 31, 2024
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,041	150,463
Unamortized loan issuance costs	$309	$55

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and six months ended June 30, 2025 and 2024.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2025 and 2024: 150,000,000)
	As at
Issued, outstanding and fully paid:	June 30, 2025	December 31, 2024
Class A common shares (2025 and 2024: 17,820,078)	$178	$178
Class B common shares (2025: 66,317,132 and 2024: 64,271,249)	663	643
Class C common shares (2025: 16,003,649 and 2024: 19,375,670)	160	194
Total	$1,001	$1,015

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the three and six months ended June 30, 2025, 1.7 million and 2.1 million Class B common shares were repurchased at an aggregate cost of $35.0 million and $45.3 million, respectively, and an average price of $21.20 and $21.09, per common share, respectively and were subsequently cancelled. As of June 30, 2025, $76.6 million remained available for repurchase under the Authorization.

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

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). The Unsecured Facility replaces the $415 million credit agreement dated June 23, 2022 among Hamilton Group, Hamilton Re and the lenders thereto. Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At June 30, 2025, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch. This currently bears a fee of 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at June 30, 2025.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

As at
($ in thousands)	June 30, 2025
Available letter of credit and revolving loan facilities - commitments	$1,080,000
Available letter of credit and revolving loan facilities - in use	699,455

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$178,957
Pledged interests in fixed income portfolio	308,574
Cash	2,436

Financial Strength Ratings

The Company’s principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies A.M. Best, Fitch Ratings ("Fitch") and Kroll Bond Rating Agency ("KBRA"). Each of these agencies is a Nationally Recognized Statistical Rating Organization ("NRSRO") and their ratings are publicly announced and are available directly from the agencies' websites.

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

On May 1, 2025, A.M. Best affirmed the Financial Strength Ratings of "A" (Excellent) of Hamilton Re and HIDAC and "A-" (Excellent) of Hamilton Select. At the same time, A.M. Best affirmed the Long-Term Issuer Credit Ratings of "a" (Excellent) of Hamilton Re and HIDAC and "a-" (Excellent) of Hamilton Select. The outlook on these ratings is "Stable".

On June 17, 2025, Fitch affirmed the Insurer Financial Strength ratings of "A-" of Hamilton Re and HIDAC. Fitch also affirmed Hamilton Group’s Issuer Default Rating of "BBB+". The outlook on these ratings is "Stable".

On June 30, 2025, KBRA affirmed the Insurance Financial Strength rating of "A" of Hamilton Re and the "BBB+" Issuer Rating of Hamilton Group. The outlook on these ratings is "Stable".

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2025.

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

Recent Accounting Pronouncements

At June 30, 2025, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at August 7, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
($ in thousands, except per share information)	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase:							$111,667
April 1 - 30, 2025	—	$—	—	$—	—	$—	$111,667
May 1 - 31, 2025	550,654	$21.07	—	$—	550,654	$21.07	$100,065
June 1 - 30, 2025	1,102,291	$21.26	—	$—	1,102,291	$21.26	$76,627
Total	1,652,945		—		1,652,945		$76,627
(1) On August 7, 2024, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million (the “Authorization”). The Company may repurchase shares through open market repurchases and/or privately negotiated transactions. Certain repurchases have been, and may from time to time be, effected pursuant to Rule 10b5-1 plans under the Securities Exchange Act of 1934, including the share repurchase plan adopted by the Company on May 15, 2025.
The timing and amount of any future share repurchases will depend on market conditions, the Company’s business and strategic plans, financial condition, results of operations, liquidity, and other relevant factors. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 10, Share Capital. Repurchases under the Authorization totaled $35.0 million for the three months ended June 30, 2025.
(2) Other shares purchased, when applicable, generally represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Sixth Amended and Restated Credit Agreement dated June 10, 2025 (incorporated by reference to Exhibit 10.1 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on June 10, 2025)
10.2	Amended and Restated Term Loan Credit Agreement dated June 10, 2025 (incorporated by reference to Exhibit 10.2 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on June 10, 2025).
10.3
Retirement Agreement, dated as of June 16, 2025, between Hamilton BDA Services Limited and Megan Graves (incorporated by reference to Exhibit 10.1 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on June 17, 2025).

10.4
Employment Agreement, dated as of June 13, 2025 between Hamilton BDA Services Limited and Adrian Daws (incorporated by reference to Exhibit 10.2 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on June 17, 2025).

31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 1Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended June 30, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2025

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)