Form 10-Q
period 2025-09-30
Hamilton Insurance Group, Ltd.
filed 2025-11-05
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of October 31, 2025 was 64,537,772.

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

Available Information

We encourage investors and others to frequently visit our website, www.hamiltongroup.com, including our Investor Relations web pages investors.hamiltongroup.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into this Quarterly Report. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	September 30, 2025	December 31, 2024
Assets
Fixed maturity investments, at fair value (amortized cost 2025: $2,997,143; 2024: $2,422,917)	$3,022,441	$2,377,862
Short-term investments, at fair value (amortized cost 2025: $248,406; 2024: $495,630)	248,847	497,110
Investments in Two Sigma Funds, at fair value (cost 2025: $1,288,616; 2024: $805,623)	1,500,672	939,381
Total investments	4,771,960	3,814,353
Cash and cash equivalents	955,130	996,493
Restricted cash and cash equivalents	110,087	104,359
Premiums receivable	1,012,000	771,707
Paid losses recoverable	115,847	134,406
Deferred acquisition costs	259,260	208,985
Unpaid losses and loss adjustment expenses recoverable	1,303,833	1,171,040
Receivables for investments sold	45,182	74,006
Prepaid reinsurance	334,025	218,921
Intangible assets	88,848	93,121
Other assets	217,198	208,642
Total assets	$9,213,370	$7,796,033

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$4,206,077	$3,532,491
Unearned premiums	1,443,460	1,122,277
Reinsurance balances payable	372,711	261,275
Payables for investments purchased	102,013	115,427
Term loan, net of issuance costs	149,717	149,945
Accounts payable and accrued expenses	167,882	185,361
Payables to related parties	28,338	100,420
Total liabilities	6,470,198	5,467,196

Non-controlling interest – TS Hamilton Fund	81,179	128

Shareholders’ equity
Common shares:
Class A, authorized (2025 and 2024: 26,944,807), par value $0.01; issued and outstanding (2025 and 2024: 17,820,078)	178	178
Class B, authorized (2025: 83,577,932 and 2024: 80,205,911), par value $0.01; issued and outstanding (2025: 64,537,772 and 2024: 64,271,249)	645	643
Class C, authorized (2025: 16,003,649 and 2024: 19,375,670), par value $0.01; issued and outstanding (2025: 16,003,649 and 2024: 19,375,670)	160	194
Additional paid-in capital	1,135,815	1,163,609
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,529,636	1,168,526
Total shareholders’ equity	2,661,993	2,328,709

Total liabilities, non-controlling interest, and shareholders’ equity	$9,213,370	$7,796,033

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share information)	2025	2024	2025	2024
Revenues
Gross premiums written	$698,845	$553,401	$2,254,177	$1,878,645
Reinsurance premiums ceded	(119,864)	(75,505)	(515,008)	(410,802)
Net premiums written	578,981	477,896	1,739,169	1,467,843

Net change in unearned premiums	(55,982)	(29,101)	(206,079)	(214,981)
Net premiums earned	522,999	448,795	1,533,090	1,252,862

Net realized and unrealized gains (losses) on investments	115,136	48,228	571,964	454,851
Net investment income (loss)	22,727	17,330	62,721	43,667
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	137,863	65,558	634,685	498,518

Other income (loss)	4,169	4,464	13,845	17,934
Net foreign exchange gains (losses)	2,619	(5,973)	(4,422)	(9,883)
Total revenues	667,650	512,844	2,177,198	1,759,431

Expenses
Losses and loss adjustment expenses	278,712	273,632	943,875	720,478
Acquisition costs	125,412	102,201	365,108	283,059
General and administrative expenses	74,302	62,392	205,832	182,164
Amortization of intangible assets	4,000	5,204	11,895	11,773
Interest expense	4,933	5,351	15,264	17,090
Total expenses	487,359	448,780	1,541,974	1,214,564

Income (loss) before income tax	180,291	64,064	635,224	544,867
Income tax expense (benefit)	3,866	3,029	9,748	6,118
Net income (loss)	176,425	61,035	625,476	538,749

Net income (loss) attributable to non-controlling interest	40,225	(17,215)	220,990	172,240

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$136,200	$78,250	$404,486	$366,509

Per share data
Basic income (loss) per share attributable to common shareholders	$1.37	$0.77	$4.01	$3.45
Diluted income (loss) per share attributable to common shareholders	$1.32	$0.74	$3.88	$3.33

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Common shares
Balance, beginning of period	$1,001	$1,019	$1,015	$1,101
Issuance of common shares	—	—	11	11
Repurchases of common shares	(18)	(5)	(43)	(98)
Balance, end of period	983	1,014	983	1,014

Additional paid-in capital
Balance, beginning of period	1,148,571	1,171,585	1,163,609	1,249,817
Issuance of common shares	—	—	(12)	386
Repurchases of common shares	(20,414)	(6,092)	(48,922)	(100,136)
Share compensation expense	7,658	6,838	21,140	22,264
Balance, end of period	1,135,815	1,172,331	1,135,815	1,172,331

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,413,460	1,070,384	1,168,526	801,373
Net income (loss)	176,425	61,035	625,476	538,749
Net income (loss) attributable to non-controlling interest	(40,225)	17,215	(220,990)	(172,240)
Repurchases of common shares	(20,024)	(3,912)	(43,376)	(23,160)
Balance, end of period	1,529,636	1,144,722	1,529,636	1,144,722

Total shareholders’ equity	$2,661,993	$2,313,626	$2,661,993	$2,313,626

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($ in thousands)	September 30,
Operating activities	2025	2024
Net income (loss)	$625,476	$538,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,997	13,081
Share compensation expense	21,140	22,264
Net realized (gains) losses on investments	(424,142)	(382,646)
Change in net unrealized (gains) losses on investments	(147,822)	(72,205)
Other items	(26,695)	(11,786)
Change in:
Premiums receivable	(240,293)	(227,381)
Paid losses recoverable	18,559	(806)
Deferred acquisition costs	(50,275)	(49,058)
Prepaid reinsurance	(115,104)	(65,868)
Unpaid losses and loss adjustment expenses recoverable	(132,793)	(29,388)
Other assets	(8,767)	17,111
Reserve for losses and loss adjustment expenses	673,586	404,763
Unearned premiums	321,183	280,849
Reinsurance balances payable	111,436	62,201
Accounts payable and accrued expenses and other	(89,561)	(24,667)
Net cash provided by (used in) operating activities	548,925	475,213

Investing activities
Proceeds from redemptions from Two Sigma Funds	2,178,016	2,129,185
Contributions to Two Sigma Funds	(2,258,072)	(1,836,664)
Purchases of fixed maturity investments	(1,775,109)	(1,466,805)
Proceeds from sales, redemptions and maturity of fixed maturity investments	1,212,284	1,032,664
Purchases of short-term investments	(900,482)	(1,335,003)
Proceeds from sales of short-term investments	1,165,087	1,288,278
Change in receivables for investments sold	28,824	3,340
Change in payables for investments purchased	(13,414)	106,299
Other	(8,513)	(16,570)
Net cash provided by (used in) investing activities	(371,379)	(95,276)

Financing activities
Issuance of common shares	11	11
Repurchases of common shares	(92,341)	(123,394)
Contribution of additional paid-in capital	(12)	386
Term loan, net of issuance costs	(311)	—
Withdrawal of non-controlling interest	(139,939)	(112,313)
Net cash provided by (used in) financing activities	(232,592)	(235,310)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	19,411	5,768

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(35,635)	150,395
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,100,852	900,860
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,065,217	$1,051,255

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

Our Bermuda operations are led by Hamilton Re, Ltd. ("Hamilton Re"), a registered Class 4 insurer incorporated in Bermuda. Hamilton Re writes property, casualty and specialty insurance and reinsurance on a global basis.

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

Our London operations are comprised of Hamilton Managing Agency Limited ("HMA"), a Lloyd’s managing agency, which manages our wholly aligned Syndicate 4000. HMA also managed a third-party funded Lloyd’s syndicate until July 1, 2025. Syndicate 4000 operates in the Lloyd’s market and underwrites property, casualty and specialty insurance and reinsurance business on a subscription basis.

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

3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	September 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$828,928	$5,486	$(3,189)	$831,225
U.S. states, territories and municipalities	12,918	87	(115)	12,890
Non-U.S. sovereign governments and supranationals	93,521	3,572	(785)	96,308
Corporate	1,454,348	30,358	(4,157)	1,480,549
Residential mortgage-backed securities - Agency	370,209	3,063	(10,270)	363,002
Residential mortgage-backed securities - Non-agency	34,129	225	(595)	33,759
Commercial mortgage-backed securities - Non-agency	52,974	804	(359)	53,419
Other asset-backed securities	150,116	1,323	(150)	151,289
Total fixed maturities	2,997,143	44,918	(19,620)	3,022,441
Short-term investments	248,406	446	(5)	248,847
Total	$3,245,549	$45,364	$(19,625)	$3,271,288

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$213,136	$212,579
Due after one through five years	1,850,078	1,878,335
Due after five through ten years	300,309	304,153
Due after ten years	26,192	25,905
Mortgage-backed securities	457,312	450,180
Asset-backed securities	150,116	151,289
Total	$2,997,143	$3,022,441

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

The Company owns the following interest in each of the Two Sigma Funds:

	September 30, 2025
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	12.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	7.5%
Two Sigma Absolute Return Portfolio, LLC	ATV	1.8%
Two Sigma Futures Portfolio, LLC	FTV	6.3%
Two Sigma Horizon Portfolio, LLC	HTV	5.4%
Two Sigma Navigator Portfolio, LLC	NTV	6.0%
Two Sigma Kuiper Portfolio, LLC	KTV	5.2%

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	September 30, 2025			December 31, 2024
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$422,183	$127,989	$550,172	$360,997	$102,267	$463,264
Two Sigma Equity Spectrum Portfolio, LLC	160,635	48,573	209,208	136,565	47,011	183,576
Two Sigma Absolute Return Portfolio, LLC	92,653	6,487	99,140	—	—	—
Two Sigma Futures Portfolio, LLC	241,837	26,342	268,179	308,061	(15,520)	292,541
Two Sigma Horizon Portfolio, LLC	234,343	6,242	240,585	—	—	—
Two Sigma Navigator Portfolio, LLC	106,252	(3,416)	102,836	—	—	—
Two Sigma Kuiper Portfolio, LLC	30,713	(161)	30,552	—	—	—
Total	$1,288,616	$212,056	$1,500,672	$805,623	$133,758	$939,381

The following table summarizes certain investments of the Two Sigma Funds where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	September 30, 2025
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	320,230	$320,230	14.5%
U.S. Treasury Securities, 0.0000% - 5.0000%, due 10/2/2025 - 5/15/2055	2,044,625	$2,039,494	92.6%
U.S. Treasury Securities, 3.3750% - 4.8750%, due 1/31/2027 - 8/15/2055	(516,650)	$(515,169)	(23.4)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of the Two Sigma Funds' total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. Effective July 1, 2023, an investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum. The management fee for the three months ended September 30, 2025 and 2024 was $13.3 million and $11.8 million, respectively, and the management fee for the nine months ended September 30, 2025 and 2024 was $38.7 million and $35.0 million, respectively.

Under the terms of the limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended September 30, 2025 and 2024 was $40.2 million and $(17.2) million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the nine months ended September 30, 2025 and 2024 was $221.0 million and $172.2 million, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the current Commitment Period ending on June 30, 2028. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal.

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

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$109,355	$93,711	$424,142	$382,646
Change in net unrealized gains (losses) on investments	5,781	(45,483)	147,822	72,205
Net realized and unrealized gains (losses) on investments	115,136	48,228	571,964	454,851

Net investment income (loss):
Fixed maturities	30,070	22,067	82,674	58,025
Short-term investments	155	10	453	50
TS Hamilton Fund	3,243	3,108	7,837	9,040
Cash and cash equivalents	3,986	4,384	12,576	12,594
Other	(575)	306	611	1,473
Interest and other	36,879	29,875	104,151	81,182
Management fees	(13,889)	(12,207)	(40,574)	(36,640)
Other expenses	(263)	(338)	(856)	(875)
Net investment income (loss)	22,727	17,330	62,721	43,667
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$137,863	$65,558	$634,685	$498,518

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Fixed maturities and short-term investments	$3,274	$2,769	$4,140	$(1,866)
TS Hamilton Fund	106,081	90,942	420,002	384,228
Other	—	—	—	284
Net realized gains (losses) on investments	$109,355	$93,711	$424,142	$382,646

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Fixed maturities and short-term investments	$7,227	$64,903	$70,496	$50,304
TS Hamilton Fund	(1,446)	(110,386)	77,326	21,901
Net unrealized gains (losses) on investments	$5,781	$(45,483)	$147,822	$72,205

Pledged Assets

At September 30, 2025 and December 31, 2024, pledged investments at fair value were comprised of $259.5 million and $245.3 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $258.6 million and $266.9 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $88.4 million and $47.0 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At September 30, 2025 and December 31, 2024, restricted cash and cash equivalents balances were comprised of $106.4 million and $101.8 million, respectively, securing other underwriting obligations, $2.1 million and $1.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's and $1.6 million and $1.5 million, respectively, in trust accounts for the benefit of regulatory authorities.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $955.1 million and restricted cash and cash equivalents of $110.1 million on the balance sheet at September 30, 2025. Total cash and cash equivalents and restricted cash and cash equivalents of $1.1 billion presented in the statement of cash flows at December 31, 2024 was comprised of cash and cash equivalents of $996.5 million and restricted cash and cash equivalents of $104.4 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis:

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$831,225	$—	$831,225
U.S. states, territories and municipalities	—	12,890	—	12,890
Non-U.S. sovereign governments and supranationals	—	96,308	—	96,308
Corporate	—	1,480,549	—	1,480,549
Residential mortgage-backed securities - Agency	—	363,002	—	363,002
Residential mortgage-backed securities - Non-agency	—	33,759	—	33,759
Commercial mortgage-backed securities - Non-agency	—	53,419	—	53,419
Other asset-backed securities	—	151,289	—	151,289
Total fixed maturities	—	3,022,441	—	3,022,441
Short-term investments	—	248,847	—	248,847
Total	$—	$3,271,288	$—	$3,271,288

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$711,103	$—	$711,103
U.S. states, territories and municipalities	—	13,231	—	13,231
Non-U.S. sovereign governments and supranationals	—	67,527	—	67,527
Corporate	—	1,143,060	—	1,143,060
Residential mortgage-backed securities - Agency	—	272,611	—	272,611
Residential mortgage-backed securities - Non-agency	—	16,754	—	16,754
Commercial mortgage-backed securities - Non-agency	—	39,686	—	39,686
Other asset-backed securities	—	113,890	—	113,890
Total fixed maturities	—	2,377,862	—	2,377,862
Short-term investments	—	497,110	—	497,110
Total	$—	$2,874,972	$—	$2,874,972

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Balance - beginning of period	$69,292	$77,275	$128	$133
Withdrawals	(28,338)	—	(139,939)	(112,313)
Equity in earnings	8	(1)	35	33
Incentive allocation	40,217	(17,214)	220,955	172,207
Balance - end of period	$81,179	$60,060	$81,179	$60,060

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$536,457	$578,230
Short-term investments	244,613	496,008
Investments in Two Sigma Funds, at fair value	1,500,672	939,381
Receivables for investments sold	40,760	73,322
Interest and dividends receivable	1,296	945
Total assets	2,323,798	2,087,886

Liabilities
Payable for investments purchased	91,876	100,469
Withdrawal payable	28,338	100,420
Accounts payable and accrued expenses	214	233
Total liabilities	120,428	201,122
Total net assets managed by TS Hamilton Fund	$2,203,370	$1,886,764

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At September 30, 2025, the Company’s premiums receivable balance, net of credit provisions of $2.2 million, was $1.0 billion. At December 31, 2024, the Company’s premiums receivable balance, net of credit provisions of $3.0 million, was $771.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$1,841	$1,962	$2,993	$3,000
Increase (decrease) in allowance	363	46	(789)	(992)
Ending balance	$2,204	$2,008	$2,204	$2,008

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At September 30, 2025, the Company’s paid and unpaid reinsurance recoverable balances, net of credit provisions, were $115.8 million and $1.3 billion, respectively, with a total corresponding provision for current expected credit losses of $1.7 million. At December 31, 2024, the Company’s paid and unpaid reinsurance recoverable balances, net of credit provisions were $134.4 million and $1.2 billion, respectively, with a total corresponding provision for current expected credit losses of $1.5 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$1,369	$755	$1,469	$687
Increase (decrease) in allowance	342	78	242	146
Ending balance	$1,711	$833	$1,711	$833

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	September 30, 2025	December 31, 2024
Collateralized	21.2%	23.7%
A- or better	78.8%	76.2%
Below A-	0.0%	0.1%
Total	100.0%	100.0%

At September 30, 2025 and December 31, 2024, the three largest balances by reinsurer accounted for 20%, 19% and 12%, and 22%, 19% and 13%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At September 30, 2025 and December 31, 2024, the balance of reinsurance recoverable on unpaid losses due under this LPT was $20.4 million and $23.7 million, respectively. Amortization of the deferred gain was income of $0.1 million and an expense of $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and an expense of $2.5 million and income of $1.3 million during the nine months ended September 30, 2025 and 2024, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda-domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $Nil for each of the three months ended September 30, 2025 and 2024. The Company recorded reinsurance premiums ceded of $15.2 million and $14.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Gross unpaid losses and loss adjustment expenses, beginning of period	$3,532,491	$3,030,037
Reinsurance recoverable on unpaid losses	1,171,040	1,161,077
Net unpaid losses and loss adjustment expenses, beginning of period	2,361,451	1,868,960

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	989,729	726,602
Prior years	(45,854)	(6,124)
Total incurred	943,875	720,478

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	125,827	24,850
Prior years	321,706	344,992
Total paid	447,533	369,842

Foreign currency revaluation and other	44,451	24,739
Net unpaid losses and loss adjustment expenses, end of period	2,902,244	2,244,335
Reinsurance recoverable on unpaid losses	1,303,833	1,190,465
Gross unpaid losses and loss adjustment expenses, end of period	$4,206,077	$3,434,800

Net favorable prior year development of $45.9 million for the nine months ended September 30, 2025 was primarily driven by $28.3 million and $17.6 million of favorable prior year development on attritional and catastrophe losses, respectively. See below for further details:

•Net favorable development of $42.0 million on property contracts, primarily driven by favorable prior year development on Hurricane Ian, the June 2023 severe convective storms and Hurricane Idalia, in addition to favorable attritional loss development;
•Net favorable development of $22.1 million on specialty contracts, primarily driven by a reduction in loss estimates on certain classes; partially offset by
•Net unfavorable development of $19.9 million on casualty contracts, primarily driven by unfavorable prior year development on discontinued lines of business and additional information on certain large losses; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $4.2 million, which was partially offset by a change in the deferred gain of $2.5 million, for a total net positive earnings impact of $1.7 million.

Net favorable prior year development of $6.1 million for the nine months ended September 30, 2024 was primarily driven by $13.2 million of favorable prior year development on catastrophe losses, partially offset by $7.1 million of unfavorable development on attritional losses. See below for further details:

•Net favorable development of $26.1 million on property contracts, primarily driven by favorable prior year development on catastrophe losses and overall lower than expected claims development across various classes; partially offset by
•Net unfavorable development of $13.2 million on casualty contracts, primarily driven by higher than expected claims development across certain classes and unfavorable development of a specific large loss; and
•Net unfavorable development of $9.5 million on specialty contracts, primarily driven by two specific large losses; and

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $1.4 million and a $1.3 million change in the deferred gain, for a total net positive earnings impact of $2.7 million.

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance, was recognized for each of the nine months ended September 30, 2025 and 2024 in the reconciliation of beginning and ending gross and net loss and LAE reserves presented above.

Acquisition Costs

The Company amortized acquisition costs of $125.4 million and $102.2 million for the three months ended September 30, 2025 and 2024, respectively, and $365.1 million and $283.1 million for the nine months ended September 30, 2025 and 2024, respectively.

California Wildfires

Our net reserves for losses and loss adjustment expenses related to the California wildfires are subject to significant uncertainty. As at September 30, 2025 and December 31, 2024, our net recorded reserves relating to the California wildfires totaled $67.9 million and $Nil, respectively.

Baltimore Bridge

Our net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at September 30, 2025 and December 31, 2024, our net recorded reserves totaled $20.5 million and $34.8 million, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at September 30, 2025 and December 31, 2024, our net recorded reserves totaled $64.8 million and $63.2 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at September 30, 2025, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended September 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$379,957	$318,888	$—	$698,845
Net premiums written	$304,410	$274,571	$—	$578,981
Net premiums earned	$252,302	$270,697	$—	$522,999
Third party fee income	2,137	2,032	—	4,169
Losses and loss adjustment expenses	133,895	144,817	—	278,712
Acquisition costs	67,007	58,405	—	125,412
Other underwriting expenses	41,703	17,252	—	58,955
Underwriting income (loss)	$11,834	$52,255	$—	$64,089
Net realized and unrealized gains (losses) on investments			115,136	115,136
Net investment income (loss)			22,727	22,727
Net foreign exchange gains (losses)			2,619	2,619
Corporate expenses			(15,347)	(15,347)
Amortization of intangible assets			(4,000)	(4,000)
Interest expense			(4,933)	(4,933)
Income (loss) before income tax				180,291
Income tax (expense) benefit			(3,866)	(3,866)
Net income (loss)				176,425
Net income (loss) attributable to non-controlling interest			40,225	40,225
Net income (loss) attributable to common shareholders				$136,200

Key Ratios
Attritional loss ratio - current year	55.3%	55.6%		55.4%
Attritional loss ratio - prior year development	(2.2)%	(2.1)%		(2.1)%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	53.1%	53.5%		53.3%
Acquisition cost ratio	26.6%	21.6%		24.0%
Other underwriting expense ratio	15.7%	5.6%		10.5%
Combined ratio	95.4%	80.7%		87.8%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended September 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$325,525	$227,876	$—	$553,401
Net premiums written	$268,106	$209,790	$—	$477,896
Net premiums earned	$225,244	$223,551	$—	$448,795
Third party fee income	4,170	294	—	4,464
Losses and loss adjustment expenses	130,135	143,497	—	273,632
Acquisition costs	59,713	42,488	—	102,201
Other underwriting expenses	34,143	14,189	—	48,332
Underwriting income (loss)	$5,423	$23,671	$—	$29,094
Net realized and unrealized gains (losses) on investments			48,228	48,228
Net investment income (loss)			17,330	17,330
Net foreign exchange gains (losses)			(5,973)	(5,973)
Corporate expenses			(14,060)	(14,060)
Amortization of intangible assets			(5,204)	(5,204)
Interest expense			(5,351)	(5,351)
Income (loss) before income tax				64,064
Income tax (expense) benefit			(3,029)	(3,029)
Net income (loss)				61,035
Net income (loss) attributable to non-controlling interest			(17,215)	(17,215)
Net income (loss) attributable to common shareholders				$78,250

Key Ratios
Attritional loss ratio - current year	55.3%	51.0%		53.2%
Attritional loss ratio - prior year development	(1.5)%	0.0%		(0.7)%
Catastrophe loss ratio - current year	6.4%	16.7%		11.5%
Catastrophe loss ratio - prior year development	(2.4)%	(3.5)%		(3.0)%
Loss and loss adjustment expense ratio	57.8%	64.2%		61.0%
Acquisition cost ratio	26.5%	19.0%		22.8%
Other underwriting expense ratio	13.3%	6.2%		9.8%
Combined ratio	97.6%	89.4%		93.6%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Nine Months Ended September 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$1,094,715	$1,159,462	$—	$2,254,177
Net premiums written	$791,473	$947,696	$—	$1,739,169
Net premiums earned	$746,078	$787,012	$—	$1,533,090
Third party fee income	10,301	3,544	—	13,845
Losses and loss adjustment expenses	404,300	539,575	—	943,875
Acquisition costs	195,480	169,628	—	365,108
Other underwriting expenses	116,833	47,831	—	164,664
Underwriting income (loss)	$39,766	$33,522	$—	$73,288
Net realized and unrealized gains (losses) on investments			571,964	571,964
Net investment income (loss)			62,721	62,721
Net foreign exchange gains (losses)			(4,422)	(4,422)
Corporate expenses			(41,168)	(41,168)
Amortization of intangible assets			(11,895)	(11,895)
Interest expense			(15,264)	(15,264)
Income (loss) before income tax				635,224
Income tax (expense) benefit			(9,748)	(9,748)
Net income (loss)				625,476
Net income (loss) attributable to non-controlling interest			220,990	220,990
Net income (loss) attributable to common shareholders				$404,486

Key Ratios
Attritional loss ratio - current year	53.1%	53.9%		53.4%
Attritional loss ratio - prior year development	(2.9)%	(0.8)%		(1.8)%
Catastrophe loss ratio - current year	4.1%	17.7%		11.1%
Catastrophe loss ratio - prior year development	(0.1)%	(2.2)%		(1.1)%
Loss and loss adjustment expense ratio	54.2%	68.6%		61.6%
Acquisition cost ratio	26.2%	21.6%		23.8%
Other underwriting expense ratio	14.3%	5.6%		9.8%
Combined ratio	94.7%	95.8%		95.2%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Nine Months Ended September 30, 2024	International	Bermuda	Corporate	Total
Gross premiums written	$957,981	$920,664	$—	$1,878,645
Net premiums written	$687,444	$780,399	$—	$1,467,843
Net premiums earned	$637,700	$615,162	$—	$1,252,862
Third party fee income	11,557	6,377	—	17,934
Losses and loss adjustment expenses	359,181	361,297	—	720,478
Acquisition costs	160,589	122,470	—	283,059
Other underwriting expenses	99,317	41,022	—	140,339
Underwriting income (loss)	$30,170	$96,750	$—	$126,920
Net realized and unrealized gains (losses) on investments			454,851	454,851
Net investment income (loss)			43,667	43,667
Net foreign exchange gains (losses)			(9,883)	(9,883)
Corporate expenses			(41,825)	(41,825)
Amortization of intangible assets			(11,773)	(11,773)
Interest expense			(17,090)	(17,090)
Income (loss) before income tax				544,867
Income tax (expense) benefit			(6,118)	(6,118)
Net income (loss)				538,749
Net income (loss) attributable to non-controlling interest			172,240	172,240
Net income (loss) attributable to common shareholders				$366,509

Key Ratios
Attritional loss ratio - current year	54.6%	53.1%		53.9%
Attritional loss ratio - prior year development	0.3%	0.8%		0.6%
Catastrophe loss ratio - current year	2.2%	6.1%		4.1%
Catastrophe loss ratio - prior year development	(0.8)%	(1.3)%		(1.1)%
Loss and loss adjustment expense ratio	56.3%	58.7%		57.5%
Acquisition cost ratio	25.2%	19.9%		22.6%
Other underwriting expense ratio	13.8%	5.6%		9.8%
Combined ratio	95.3%	84.2%		89.9%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
International
Lloyd's of London	$234,252	$192,380	$674,235	$590,339
Ireland	103,610	99,650	302,070	283,776
U.S.	42,095	33,495	118,410	83,866
Total International	379,957	325,525	1,094,715	957,981
Bermuda	318,888	227,876	1,159,462	920,664
Total	$698,845	$553,401	$2,254,177	$1,878,645

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group's $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company's long-term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. As at September 30, 2025, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	September 30, 2025	December 31, 2024
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,457	150,463
Unamortized loan issuance costs	$283	$55

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and nine months ended September 30, 2025 and 2024. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit ("LOC") facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

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

On August 12, 2024, Hamilton Re and HIDAC amended their committed letter of credit facility agreement with Bank of Montreal ("BMO"), with Hamilton Group as guarantor, under which BMO agreed to make available a secured letter of credit facility of $50 million. The facility bears a fee of 40 basis points for letters of credit issued and 15 basis points on any unutilized portion of the facility. The facility expired on August 13, 2025 and was not renewed.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
On October 25, 2024, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 25, 2025. The facility bears a fee of 140 basis points on the total available capacity. Effective October 23, 2025, UBS renewed the letter of credit facility in an amount that is equal to the greater of (i) $25 million and (ii) the LOC amount issued and outstanding, provided that the amount shall not at any time be greater than $75 million, for a term that will expire on October 23, 2026. All other terms and conditions remained substantially unchanged.

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). The Unsecured Facility replaces the $415 million credit agreement dated June 23, 2022 among Hamilton Group, Hamilton Re and the lenders thereto. Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At September 30, 2025, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch. This currently bears a fee of 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

In addition, on October 28, 2024, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The FAL LOC Facility of $230 million was renewed for a one year term that expires on October 28, 2025 and bears a fee of 162.5 basis points on the borrowed amount. On October 20, 2025, Hamilton Re amended the unsecured letter of credit facility agreement ("Amended FAL LOC Facility"). Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The Amended FAL LOC Facility was renewed in an amount of $260 million for a term that expires on December 31, 2029 and bears a fee of 150 basis points on the borrowed amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2025.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	September 30, 2025
Available letter of credit and revolving loan facilities - commitments	$1,056,106
Available letter of credit and revolving loan facilities - in use	704,856

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$178,957
Pledged interests in fixed income portfolio	251,420
Cash(1)	29,968
(1) Cash pledged as security under letter of credit and revolving loan facilities is included in restricted cash securing other underwriting obligations under Pledged Assets in Note 3, Investments.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company has recognized interest expense related to its debt and credit facilities of $4.9 million and $5.4 million for the three months ended September 30, 2025 and 2024, respectively, and $15.3 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively.

10. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2025 and 2024: 150,000,000)
Issued, outstanding and fully paid:	September 30, 2025	December 31, 2024
Class A common shares (2025 and 2024: 17,820,078)	$178	$178
Class B common shares (2025: 64,537,772 and 2024: 64,271,249)	645	643
Class C common shares (2025: 16,003,649 and 2024: 19,375,670)	160	194
Total	$983	$1,015

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - June 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000
Balance - September 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - June 30, 2024	28,644,807	72,837,352	25,044,229	23,473,612	150,000,000
Share class conversions	(1,700,000)	6,840,580	(5,140,580)	—	—
Balance - September 30, 2024	26,944,807	79,677,932	19,903,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000
Share class conversions	—	3,372,021	(3,372,021)	—	—
Balance - September 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2023	28,644,807	72,337,352	25,544,229	23,473,612	150,000,000
Share class conversions	(1,700,000)	7,340,580	(5,640,580)	—	—
Balance - September 30, 2024	26,944,807	79,677,932	19,903,649	23,473,612	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - June 30, 2025	17,820,078	66,317,132	16,003,649	100,140,859
Vesting of awards	—	422	—	422
Share repurchases	—	(1,779,782)	—	(1,779,782)
Balance - September 30, 2025	17,820,078	64,537,772	16,003,649	98,361,499

	Class A	Class B	Class C	Total
Balance - June 30, 2024	19,520,078	57,358,464	25,044,229	101,922,771
Share class conversions	(1,700,000)	6,840,580	(5,140,580)	—
Share repurchases	—	(530,049)	—	(530,049)
Balance - September 30, 2024	17,820,078	63,668,995	19,903,649	101,392,722

	Class A	Class B	Class C	Total
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997
Share class conversions	—	3,372,021	(3,372,021)	—
Vesting of awards	—	1,170,893	—	1,170,893
Share repurchases	—	(4,276,391)	—	(4,276,391)
Balance - September 30, 2025	17,820,078	64,537,772	16,003,649	98,361,499

	Class A	Class B	Class C	Total
Balance - December 31, 2023	28,644,807	56,036,067	25,544,229	110,225,103
Share class conversions	(1,700,000)	7,340,580	(5,640,580)	—
Vesting of awards	—	761,261	—	761,261
Exercise of warrants	—	245,779	—	245,779
Director share awards granted	—	20,383	—	20,383
Share repurchases	(9,124,729)	(735,075)	—	(9,859,804)
Balance - September 30, 2024	17,820,078	63,668,995	19,903,649	101,392,722

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the three months ended September 30, 2025 and 2024, 1.8 million and 0.5 million Class B common shares were repurchased at an aggregate cost of $40.5 million and $10.0 million, respectively, and an average price of $22.73 and $18.87 per common share, respectively, and were subsequently cancelled. For the nine months ended September 30, 2025 and 2024, 3.9 million and 0.5 million Class B common shares were repurchased at an aggregate cost of $85.8 million and $10.0 million, respectively, and an average price of $21.83 and $18.87 per common share, respectively, and were subsequently cancelled. As of September 30, 2025, $36.2 million remained available for repurchase under the Authorization.

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of our Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, an amount calculated by multiplying (a) 9.5% and (b) the quotient of dividing (x) the total number of directors by (y) the number of directors elected by holders of Class B common shares). In addition, the Board of Directors may, in its absolute discretion, limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company, any subsidiary of the Company, or any direct or indirect shareholder or its affiliates.

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

During the three months ended September 30, 2025 and 2024, Nil and 6.8 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

During the nine months ended September 30, 2025 and 2024, 3.4 million and 7.3 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ and shares in thousands, except per share information)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$136,200	$78,250	$404,486	$366,509

Denominator:
Weighted average common shares outstanding - basic	99,236	101,934	100,856	106,240
Effect of dilutive securities	3,668	4,425	3,452	3,986
Weighted average common shares outstanding - diluted	102,904	106,359	104,308	110,226

Basic income (loss) per share attributable to common shareholders	$1.37	$0.77	$4.01	$3.45
Diluted income (loss) per share attributable to common shareholders	$1.32	$0.74	$3.88	$3.33

For the three months ended September 30, 2025 and 2024, fewer than 0.1 million and Nil, respectively, of common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

For each of the nine months ended September 30, 2025 and 2024, Nil common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

12. Subsequent Events

Share Repurchases

On November 4, 2025, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million, in addition to remaining amounts under the prior authorization (collectively, the "Authorization"). The Company may repurchase shares through open market repurchases and/or privately negotiated transactions, including pursuant to Exchange Act Rule 10b5-1 repurchase plans. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors.

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

•Hamilton Global Specialty focuses predominantly on commercial specialty and casualty insurance for medium to large-sized accounts and specialty reinsurance products written by Lloyd’s Syndicate 4000 and Hamilton Insurance DAC ("HIDAC"). Syndicate 4000, a leading Lloyd’s syndicate, generates a significant portion of premium from the U.S. Excess & Surplus ("E&S") market and has ranked among the most profitable and least volatile syndicates at Lloyd’s over the last 10 years.

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

In recent years, reinsurance business experienced a supply/demand imbalance in a number of classes, which created strong market conditions. This, combined with our A.M. Best "A" rating upgrade, allowed us to accelerate growth opportunities in these areas. We have observed a slight change in the supply/demand dynamics in some reinsurance classes this year, particularly property and some specialty classes, which is creating flatter market conditions. However, we believe pricing is still attractive in most areas. Strong underlying market conditions persist in casualty classes, due to continued uncertainty around social inflation.

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund" or "TSHF"), and our investment grade fixed income portfolio, which is currently benefiting from strong interest rates. We will continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. The act is a response to the OECD Pillar 2 worldwide minimum tax that would otherwise require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities. Hamilton Group expects to be exempt from the worldwide minimum tax until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The act includes a provision referred to as the economic transition adjustment ("ETA"), which is intended to provide a fair and equitable transition into the tax regime. As of September 30, 2025, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

Summary of Critical Accounting Estimates

Our critical accounting estimates include "Reserve for Losses and Loss Adjustment Expenses", "Premiums Written and Earned", "Ceded Reinsurance and Unpaid Losses and Loss Adjustment Expenses Recoverable" and "Fair Value of Investments" and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Group’s Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates as disclosed in the Form 10-K for the year ended December 31, 2024.

Summary Results of Operations

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Three Months Ended
	September 30,
($ in thousands, except per share amounts)	2025	2024
Gross premiums written	$698,845	$553,401
Net premiums written	$578,981	$477,896
Net premiums earned	$522,999	$448,795
Third party fee income(1)	4,169	4,464

Claims and Expenses
Losses and loss adjustment expenses	278,712	273,632
Acquisition costs	125,412	102,201
Other underwriting expenses(2)	58,955	48,332
Underwriting income (loss)(3)	64,089	29,094

Net realized and unrealized gains (losses) on investments	115,136	48,228
Net investment income (loss)(4)	22,727	17,330
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	137,863	65,558

Net foreign exchange gains (losses)	2,619	(5,973)
Corporate expenses(2)	15,347	14,060
Amortization of intangible assets	4,000	5,204
Interest expense	4,933	5,351
Income tax expense (benefit)	3,866	3,029
Net income (loss)	176,425	61,035
Net income (loss) attributable to non-controlling interest(5)	40,225	(17,215)
Net income (loss) attributable to common shareholders	$136,200	$78,250
Diluted income (loss) per share attributable to common shareholders	$1.32	$0.74

Key Ratios
Attritional loss ratio - current year	55.4%	53.2%
Attritional loss ratio - prior year development	(2.1)%	(0.7)%
Catastrophe loss ratio - current year	0.0%	11.5%
Catastrophe loss ratio - prior year development	0.0%	(3.0)%
Loss and loss adjustment expense ratio	53.3%	61.0%
Acquisition cost ratio	24.0%	22.8%
Other underwriting expense ratio	10.5%	9.8%
Combined ratio	87.8%	93.6%

Return on average common shareholders' equity	5.2%	3.4%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	September 30, 2025	June 30, 2025
Tangible book value per common share	$26.16	$24.65
Change in tangible book value per common share	6.1%
Book value per common share	$27.06	$25.55
Change in book value per common share	5.9%

Balance Sheet Data
Total assets	$9,213,370	$8,913,050
Total shareholders' equity	$2,661,993	$2,558,591

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $15.3 million, and $14.1 million for the three months ended September 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended September 30, 2025 and 2024:

Gross premiums written Gross premiums written were $698.8 million and $553.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase in gross premiums written was primarily driven by our casualty reinsurance classes and casualty, specialty and property insurance classes. The increase was as a result of growth in both new and existing business for the three months ended September 30, 2025.

Underwriting results The combined ratio was 87.8% and 93.6% for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by a decrease in the catastrophe loss ratio, partially offset by an increase in the acquisition cost ratio and other underwriting expense ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2025
Attritional losses	$289,874	55.4%	$(11,162)	(2.1)%	$278,712	53.3%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$289,874	55.4%	$(11,162)	(2.1)%	$278,712	53.3%

September 30, 2024
Attritional losses	$238,554	53.2%	$(3,209)	(0.7)%	$235,345	52.5%
Catastrophe losses	51,699	11.5%	(13,412)	(3.0)%	38,287	8.5%
Total	$290,253	64.7%	$(16,621)	(3.7)%	$273,632	61.0%

Attritional loss ratio - current year for the three months ended September 30, 2025 was 55.4% compared to 53.2% for the three months ended September 30, 2024, an increase of 2.2 percentage points. The increase was primarily driven by a specific large loss in our Bermuda specialty and property reinsurance classes and a change in business mix, including more casualty reinsurance business.

Attritional loss ratio - prior year for the three months ended September 30, 2025 was a favorable 2.1% compared to a favorable 0.7% for the three months ended September 30, 2024, a decrease of 1.4 percentage points. The attritional loss ratio - prior year for the three months ended September 30, 2025 was primarily driven by favorable development in both our Bermuda and International property classes and our Bermuda specialty classes. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $0.3 million and a change in the deferred gain of $0.1 million, for a total net positive earnings impact of $0.4 million. The attritional loss ratio - prior year for the three months ended September 30, 2024 was primarily driven by favorable development in property and specialty classes in both our International and Bermuda segments, partially offset by unfavorable development in casualty classes in both our International and Bermuda segments. In addition, casualty business protected by the LPT benefited from favorable development in the underlying reserves of $1.7 million, which was partially offset by a change in the deferred gain of $0.6 million, for a total net positive earnings impact of $1.1 million.

Catastrophe losses - current year and prior year development were $Nil for the three months ended September 30, 2025. Catastrophe losses - current year and prior year for the three months ended September 30, 2024 were driven by Hurricane Helene ($33.9 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($5.5 million), partially offset by favorable prior year development of $13.4 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$94,469	$(28,291)
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	43,394	93,849
	$137,863	$65,558

Net income (loss) attributable to non-controlling interest - TSHF	$40,225	$(17,215)
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $94.5 million and a loss of $28.3 million for the three months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $54.2 million and a loss of $11.1 million for the three months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 2.6% and (0.6)% for the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Losses from such macro trading were led by fixed income in NTV, and derivatives relative value in KTV.

For the three months ended September 30, 2024, losses in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, losses were experienced in equities, currencies, and fixed income. In single name equities trading, TS Hamilton Fund saw positive contributions from non-U.S. equities within ESTV, which were partially offset by losses from U.S. equities within Two Sigma STV. Within ESTV, gains were led by Europe, East Asia, and Pan-America, in decreasing order.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $43.4 million and $93.8 million for the three months ended September 30, 2025 and 2024, respectively. Income for the three months ended September 30, 2025 was driven by both investment income and positive mark-to-market returns. Income for the three months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. Treasury interest rates.

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

International Segment

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Gross premiums written	$379,957	$325,525
Net premiums written	$304,410	$268,106
Net premiums earned	$252,302	$225,244
Third party fee income	2,137	4,170

Claims and Expenses
Losses and loss adjustment expenses	133,895	130,135
Acquisition costs	67,007	59,713
Other underwriting expenses	41,703	34,143
Underwriting income (loss)	$11,834	$5,423

Attritional losses - current year	$139,390	$124,519
Attritional losses - prior year development	(5,495)	(3,279)
Catastrophe losses - current year	—	14,384
Catastrophe losses - prior year development	—	(5,489)
Losses and loss adjustment expenses	$133,895	$130,135

Attritional loss ratio - current year	55.3%	55.3%
Attritional loss ratio - prior year development	(2.2)%	(1.5)%
Catastrophe loss ratio - current year	0.0%	6.4%
Catastrophe loss ratio - prior year development	0.0%	(2.4)%
Losses and loss adjustment expense ratio	53.1%	57.8%
Acquisition cost ratio	26.6%	26.5%
Other underwriting expense ratio	15.7%	13.3%
Combined ratio	95.4%	97.6%

Gross Premiums Written

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$63,894	$51,441
Casualty	167,107	144,107
Specialty	148,956	129,977
Total	$379,957	$325,525

Gross premiums written increased by $54.4 million, or 16.7%, from $325.5 million for the three months ended September 30, 2024 to $380.0 million for the three months ended September 30, 2025. The increase was primarily driven by growth in both new and existing business across casualty, specialty and property insurance classes.

Net Premiums Earned

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$47,813	$37,033
Casualty	91,841	86,062
Specialty	112,648	102,149
Total	$252,302	$225,244

Net premiums earned increased by $27.1 million, or 12.0%, from $225.2 million for the three months ended September 30, 2024 to $252.3 million for the three months ended September 30, 2025. The increase was primarily driven by growth in our specialty, property and casualty insurance classes. Specialty insurance growth was primarily driven by marine & energy, fine art & specie and accident & health; property insurance growth was primarily driven by property binder business; and casualty insurance growth was primarily driven by U.S. excess and surplus lines.

Third Party Fee Income

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Third party fee income	$2,137	$4,170

Third party fee income decreased by $2.0 million, from $4.2 million for the three months ended September 30, 2024 to $2.1 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency. This ended the Company's management of third party syndicates.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2025
Attritional losses	$139,390	55.3%	$(5,495)	(2.2)%	$133,895	53.1%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$139,390	55.3%	$(5,495)	(2.2)%	$133,895	53.1%

September 30, 2024
Attritional losses	$124,519	55.3%	$(3,279)	(1.5)%	$121,240	53.8%
Catastrophe losses	14,384	6.4%	(5,489)	(2.4)%	8,895	4.0%
Total	$138,903	61.7%	$(8,768)	(3.9)%	$130,135	57.8%

Attritional loss ratio - current year for the three months ended September 30, 2025 was flat at 55.3% compared to 55.3% for the three months ended September 30, 2024.

Attritional loss ratio - prior year for the three months ended September 30, 2025 was a favorable 2.2% compared to a favorable 1.5% for the three months ended September 30, 2024, a decrease of 0.7 percentage points. The favorable attritional loss ratio - prior year for the three months ended September 30, 2025 was primarily driven by favorable development in property insurance classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $0.3 million and a change in the deferred gain of $0.1 million, for a total net positive earnings impact of $0.4 million.

Catastrophe losses - current year and prior year were $Nil for the three months ended September 30, 2025. Catastrophe losses - current year and prior year for the three months ended September 30, 2024 were driven by Hurricane Helene ($12.9 million) and Hurricane Debby ($1.5 million), partially offset by favorable prior year development of $5.5 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	'25 vs '24 point r
Property	$15,459	$13,269	32.3%	35.8%	(3.5)
Casualty	16,372	15,404	17.8%	17.9%	(0.1)
Specialty	35,176	31,040	31.2%	30.4%	0.8
Total	$67,007	$59,713	26.6%	26.5%	0.1

The acquisition cost ratio for the three months ended September 30, 2025 increased modestly to 26.6%, compared to 26.5% for the three months ended September 30, 2024.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Other underwriting expenses	$41,703	$34,143
Other underwriting expense ratio	15.7%	13.3%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended September 30, 2025 were $41.7 million, an increase of $7.6 million, or 22.1%, compared to $34.1 million for the three months ended September 30, 2024. The increase was primarily driven by an increased headcount, as we continued to build out underwriting teams supporting the corresponding increase in premium volume and an increase in certain variable performance based compensation costs.

The other underwriting expense ratios for the three months ended September 30, 2025 and 2024 increased from 13.3% to 15.7% driven by an increase in the underlying costs and a decrease in third party fee income, partially offset by growth in the premium base.

Bermuda Segment

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Gross premiums written	$318,888	$227,876
Net premiums written	$274,571	$209,790
Net premiums earned	$270,697	$223,551
Third party fee income	2,032	294

Claims and Expenses
Losses and loss adjustment expenses	144,817	143,497
Acquisition costs	58,405	42,488
Other underwriting expenses	17,252	14,189
Underwriting income (loss)	$52,255	$23,671

Attritional losses - current year	$150,484	$114,035
Attritional losses - prior year development	(5,667)	70
Catastrophe losses - current year	—	37,315
Catastrophe losses - prior year development	—	(7,923)
Losses and loss adjustment expenses	$144,817	$143,497

Attritional loss ratio - current year	55.6%	51.0%
Attritional loss ratio - prior year development	(2.1)%	0.0%
Catastrophe loss ratio - current year	0.0%	16.7%
Catastrophe loss ratio - prior year development	0.0%	(3.5)%
Losses and loss adjustment expense ratio	53.5%	64.2%
Acquisition cost ratio	21.6%	19.0%
Other underwriting expense ratio	5.6%	6.2%
Combined ratio	80.7%	89.4%

Gross Premiums Written

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$70,732	$68,560
Casualty	210,376	128,891
Specialty	37,780	30,425
Total	$318,888	$227,876

Gross premiums written increased by $91.0 million, or 39.9%, from $227.9 million for the three months ended September 30, 2024 to $318.9 million for the three months ended September 30, 2025. The increase was primarily driven by growth in both new and existing business in casualty and specialty reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$82,435	$84,733
Casualty	152,156	107,886
Specialty	36,106	30,932
Total	$270,697	$223,551

Net premiums earned increased by $47.1 million, or 21.1%, from $223.6 million for the three months ended September 30, 2024 to $270.7 million for the three months ended September 30, 2025. The increase was primarily driven by new business and volume growth in our casualty reinsurance classes. The most significant drivers of this increase were general liability and professional liability.

Third Party Fee Income

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Third party fee income	$2,032	$294

Third party fee income is generated by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and increased by $1.7 million, from $0.3 million for the three months ended September 30, 2024 to $2.0 million for the three months ended September 30, 2025.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2025
Attritional losses	$150,484	55.6%	$(5,667)	(2.1)%	$144,817	53.5%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$150,484	55.6%	$(5,667)	(2.1)%	$144,817	53.5%

September 30, 2024
Attritional losses	$114,035	51.0%	$70	0.0%	$114,105	51.0%
Catastrophe losses	37,315	16.7%	(7,923)	(3.5)%	29,392	13.2%
Total	$151,350	67.7%	$(7,853)	(3.5)%	$143,497	64.2%

Attritional loss ratio - current year for the three months ended September 30, 2025 was 55.6% compared to 51.0% for the three months ended September 30, 2024, an increase of 4.6 percentage points. The increase was primarily driven by a specific large loss in specialty and property reinsurance classes and a change in business mix, including more proportional casualty reinsurance business.

Attritional loss ratio - prior year for the three months ended September 30, 2025 was a favorable 2.1%, compared to Nil for the three months ended September 30, 2024, a decrease of 2.1 percentage points. The favorable attritional loss ratio - prior year for the three months ended September 30, 2025 was primarily driven by favorable development in specialty and property reinsurance classes.

Catastrophe losses - current year and prior year were $Nil for the three months ended September 30, 2025. Catastrophe losses - current year and prior year for the three months ended September 30, 2024 were driven by Hurricane Helene ($21.0 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($4.0 million), partially offset by favorable prior year development of $7.9 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	'25 vs '24 point r
Property	$11,777	$9,255	14.3%	10.9%	3.4
Casualty	39,708	26,194	26.1%	24.3%	1.8
Specialty	6,920	7,039	19.2%	22.8%	(3.6)
Total	$58,405	$42,488	21.6%	19.0%	2.6

The acquisition cost ratio for the three months ended September 30, 2025 increased to 21.6%, compared to 19.0% for the three months ended September 30, 2024. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Other underwriting expenses	$17,252	$14,189
Other underwriting expense ratio	5.6%	6.2%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended September 30, 2025 were $17.3 million, an increase of $3.1 million, or 21.6%, compared to $14.2 million for the three months ended September 30, 2024. The increase was primarily driven by an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume and an increase in certain variable performance based compensation costs.

The other underwriting expense ratio for the three months ended September 30, 2025 and 2024 decreased from 6.2% to 5.6%, primarily as a result of growth in the premium base and certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$94,469	$(28,291)
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	43,394	93,849
	$137,863	$65,558

Net income (loss) attributable to non-controlling interest - TSHF	$40,225	$(17,215)
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $94.5 million and a loss of $28.3 million for the three months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $54.2 million and a loss of $11.1 million for the three months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 2.6% and (0.6)% for the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Losses from such macro trading were led by fixed income in NTV, and derivatives relative value in KTV.

For the three months ended September 30, 2024, losses in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, losses were experienced in equities, currencies, and fixed income. In single name equities trading, TS Hamilton Fund saw positive contributions from non-U.S. equities within ESTV, which were partially offset by losses from U.S. equities within Two Sigma STV. Within ESTV, gains were led by Europe, East Asia, and Pan-America, in decreasing order.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $43.4 million and $93.8 million for the three months ended September 30, 2025 and 2024, respectively. Income for the three months ended September 30, 2025 was driven by both investment income and positive mark-to-market returns. Income for the three months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. Treasury interest rates.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Net foreign exchange gains (losses)	$2,619	$(5,973)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange gains of $2.6 million and losses of $6.0 million for the three months ended September 30, 2025 and 2024, respectively, were primarily driven by the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Corporate expenses	$15,347	$14,060

Corporate expenses for the three months ended September 30, 2025 were $15.3 million, compared to $14.1 million for the three months ended September 30, 2024, an increase of $1.3 million. The increase was primarily driven by certain variable performance based compensation costs, partially offset by lower Value Appreciation Pool ("VAP") expenses.

Amortization of Intangible Assets

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Amortization of intangible assets	$4,000	$5,204

Amortization of intangible assets of $4.0 million and $5.2 million for the three months ended September 30, 2025 and 2024, respectively, relates to internally developed software and intangible assets acquired in a business combination. The decrease in amortization expense is primarily driven by the timing of completion of certain projects.

Interest Expense

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Interest expense	$4,933	$5,351

Interest expense of $4.9 million and $5.4 million for the three months ended September 30, 2025 and 2024, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense is primarily driven by the decrease in the Secured Overnight Financing Rate ("SOFR") which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
	September 30,
($ in thousands)	2025	2024
Income tax expense (benefit)	$3,866	$3,029

Income tax expense (benefit) for the three months ended September 30, 2025 was $3.9 million, compared to $3.0 million for the three months ended September 30, 2024, an increase of $0.8 million. Tax expense is primarily driven by withholding taxes on investment income from TS Hamilton Fund and income tax expense on earnings from our U.S. and Dublin operations, partially offset by a decrease in valuation allowance.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Nine Months Ended
	September 30,
($ in thousands, except per share amounts)	2025	2024
Gross premiums written	$2,254,177	$1,878,645
Net premiums written	$1,739,169	$1,467,843
Net premiums earned	$1,533,090	$1,252,862
Third party fee income(1)	13,845	17,934

Claims and Expenses
Losses and loss adjustment expenses	943,875	720,478
Acquisition costs	365,108	283,059
Other underwriting expenses(2)	164,664	140,339
Underwriting income (loss)(3)	73,288	126,920

Net realized and unrealized gains (losses) on investments	571,964	454,851
Net investment income (loss)(4)	62,721	43,667
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	634,685	498,518

Net foreign exchange gains (losses)	(4,422)	(9,883)
Corporate expenses(2)	41,168	41,825
Amortization of intangible assets	11,895	11,773
Interest expense	15,264	17,090
Income tax expense (benefit)	9,748	6,118
Net income (loss)	625,476	538,749
Net income (loss) attributable to non-controlling interest(5)	220,990	172,240
Net income (loss) attributable to common shareholders	$404,486	$366,509
Diluted income (loss) per share attributable to common shareholders	$3.88	$3.33

Key Ratios
Attritional loss ratio - current year	53.4%	53.9%
Attritional loss ratio - prior year development	(1.8)%	0.6%
Catastrophe loss ratio - current year	11.1%	4.1%
Catastrophe loss ratio - prior year development	(1.1)%	(1.1)%
Loss and loss adjustment expense ratio	61.6%	57.5%
Acquisition cost ratio	23.8%	22.6%
Other underwriting expense ratio	9.8%	9.8%
Combined ratio	95.2%	89.9%

Return on average common shareholders' equity	16.2%	16.8%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	September 30, 2025	December 31, 2024
Tangible book value per common share	$26.16	$22.03
Change in tangible book value per common share	18.7%
Book value per common share	$27.06	$22.95
Change in book value per common share	17.9%

Balance Sheet Data
Total assets	$9,213,370	$7,796,033
Total shareholders' equity	$2,661,993	$2,328,709

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $41.2 million and $41.8 million for the nine months ended September 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the nine months ended September 30, 2025 and 2024:

Gross premiums written Gross premiums written were $2.3 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross premiums written was primarily driven by our casualty and property reinsurance classes and casualty, specialty and property insurance classes. The increase was as a result of growth in both new and existing business for the nine months ended September 30, 2025.

Underwriting results The combined ratio was 95.2% and 89.9% for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by an increase in the catastrophe loss ratio and the acquisition cost ratio, partially offset by a decrease in the attritional loss ratio.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2025
Attritional losses	$820,109	53.4%	$(28,270)	(1.8)%	$791,839	51.6%
Catastrophe losses	169,620	11.1%	(17,584)	(1.1)%	152,036	10.0%
Total	$989,729	64.5%	$(45,854)	(2.9)%	$943,875	61.6%

September 30, 2024
Attritional losses	$674,903	53.9%	$7,091	0.6%	$681,994	54.5%
Catastrophe losses	51,699	4.1%	(13,215)	(1.1)%	38,484	3.0%
Total	$726,602	58.0%	$(6,124)	(0.5)%	$720,478	57.5%

Attritional loss ratio - current year for the nine months ended September 30, 2025 was 53.4% compared to 53.9% for the nine months ended September 30, 2024, a decrease of 0.5 percentage points. The attritional loss ratio - current year for the nine months ended September 30, 2025 was impacted by two large losses primarily in our Bermuda specialty and property reinsurance classes and a change in business mix, including more casualty reinsurance business. The attritional loss ratio - current year for the nine months ended September 30, 2024 included a specific large loss of $37.9 million arising from the Francis Scott Key Baltimore Bridge collapse.

Attritional loss ratio - prior year for the nine months ended September 30, 2025 was a favorable 1.8% compared to an unfavorable 0.6% for the nine months ended September 30, 2024, a decrease of 2.4 percentage points. The attritional loss ratio - prior year for the nine months ended September 30, 2025 was primarily driven by favorable development in both our Bermuda and International specialty and property classes, partially offset by unfavorable development in certain Bermuda casualty classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $4.2 million, which was partially offset by a change in the deferred gain of $2.5 million, for a total net positive earnings impact of $1.7 million. The attritional loss ratio - prior year for the nine months ended September 30, 2024 was primarily driven by unfavorable development in casualty classes in both our International and Bermuda segments and specialty insurance classes in our International segment, partially offset by favorable development in our International and Bermuda property classes. In addition, casualty business protected by the LPT benefited from favorable development in the underlying reserves of $1.4 million and a $1.3 million change in the deferred gain, for a total net positive earnings impact of $2.7 million.

Catastrophe losses - current year and prior year development were $152.0 million and $38.5 million for the nine months ended September 30, 2025 and 2024, respectively. Catastrophe losses for the nine months ended September 30, 2025 were driven by the California wildfires ($159.7 million) and severe convective storms ($9.9 million), partially offset by favorable prior year development of $17.6 million. Catastrophe losses for the nine months ended September 30, 2024 were driven by Hurricane Helene ($33.9 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($5.5 million), partially offset by favorable prior year development of $13.2 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$465,888	$379,712
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	168,797	118,806
	$634,685	$498,518

Net income (loss) attributable to non-controlling interest - TSHF	$220,990	$172,240
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $465.9 million and $379.7 million for the nine months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $244.9 million and $207.5 million for the nine months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 13.0% and 12.2% for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the scientific discretionary macro vehicle, NTV, the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the relative value rates vehicle KTV. Losses from such macro trading were led by balance sheet trades in KTV.

For the nine months ended September 30, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, commodities, fixed income, and credit, while losses were experienced in currencies. TS Hamilton Fund also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, Pan-America and China all made positive contributions to gains, in decreasing order.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $168.8 million and $118.8 million for the nine months ended September 30, 2025 and 2024, respectively. Income for the nine months ended September 30, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns. Income for the nine months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. Treasury interest rates.

International Segment

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Gross premiums written	$1,094,715	$957,981
Net premiums written	$791,473	$687,444
Net premiums earned	$746,078	$637,700
Third party fee income	10,301	11,557

Claims and Expenses
Losses and loss adjustment expenses	404,300	359,181
Acquisition costs	195,480	160,589
Other underwriting expenses	116,833	99,317
Underwriting income (loss)	$39,766	$30,170

Attritional losses - current year	$396,051	$348,117
Attritional losses - prior year development	(21,914)	1,972
Catastrophe losses - current year	30,640	14,384
Catastrophe losses - prior year development	(477)	(5,292)
Losses and loss adjustment expenses	$404,300	$359,181

Attritional loss ratio - current year	53.1%	54.6%
Attritional loss ratio - prior year development	(2.9)%	0.3%
Catastrophe loss ratio - current year	4.1%	2.2%
Catastrophe loss ratio - prior year development	(0.1)%	(0.8)%
Losses and loss adjustment expense ratio	54.2%	56.3%
Acquisition cost ratio	26.2%	25.2%
Other underwriting expense ratio	14.3%	13.8%
Combined ratio	94.7%	95.3%

Gross Premiums Written

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$182,292	$142,685
Casualty	443,110	397,400
Specialty	469,313	417,896
Total	$1,094,715	$957,981

Gross premiums written increased by $136.7 million, or 14.3%, from $958.0 million for the nine months ended September 30, 2024 to $1.1 billion for the nine months ended September 30, 2025. The increase was primarily driven by growth in both new and existing business in casualty, specialty and property insurance classes.

Net Premiums Earned

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$137,223	$104,697
Casualty	271,643	234,760
Specialty	337,212	298,243
Total	$746,078	$637,700

Net premiums earned increased by $108.4 million, or 17.0%, from $637.7 million for the nine months ended September 30, 2024 to $746.1 million for the nine months ended September 30, 2025. The increase was primarily driven by growth in our casualty, property and specialty insurance classes. Casualty insurance growth was primarily driven by U.S. excess and surplus lines and mergers & acquisitions; property insurance growth was primarily driven by property binder business; and specialty insurance growth was primarily driven by accident & health and marine & energy.

Third Party Fee Income

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Third party fee income	$10,301	$11,557

Third party fee income decreased by $1.3 million, or 10.9%, from $11.6 million for the nine months ended September 30, 2024 to $10.3 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency. This ended the Company's management of third party syndicates.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2025
Attritional losses	$396,051	53.1%	$(21,914)	(2.9)%	$374,137	50.2%
Catastrophe losses	30,640	4.1%	(477)	(0.1)%	30,163	4.0%
Total	$426,691	57.2%	$(22,391)	(3.0)%	$404,300	54.2%

September 30, 2024
Attritional losses	$348,117	54.6%	$1,972	0.3%	$350,089	54.9%
Catastrophe losses	14,384	2.2%	(5,292)	(0.8)%	9,092	1.4%
Total	$362,501	56.8%	$(3,320)	(0.5)%	$359,181	56.3%

Attritional loss ratio - current year for the nine months ended September 30, 2025 was 53.1% compared to 54.6% for the nine months ended September 30, 2024, a decrease of 1.5 percentage points. The decrease was primarily driven by the reduced impact of large losses for the nine months ended September 30, 2025, compared to the same period in 2024, which was impacted by the Baltimore Bridge collapse.

Attritional loss ratio - prior year for the nine months ended September 30, 2025 was a favorable 2.9% compared to an unfavorable 0.3% for the nine months ended September 30, 2024, a decrease of 3.2 percentage points. The favorable attritional loss ratio - prior year for the nine months ended September 30, 2025 was primarily driven by favorable development in property insurance, specialty reinsurance and insurance classes and casualty insurance classes, partially offset by modest unfavorable development in casualty reinsurance classes. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $4.2 million, which was partially offset by a change in the deferred gain of $2.5 million, for a total net positive earnings impact of $1.7 million.

Catastrophe losses - current year and prior year were $30.2 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively. Catastrophe losses for the nine months ended September 30, 2025 were driven by the California wildfires ($29.0 million) and severe convective storms ($1.6 million), partially offset by favorable prior year development of $0.4 million. Catastrophe losses for the nine months ended September 30, 2024 were driven by Hurricane Helene ($12.9 million) and Hurricane Debby ($1.5 million), partially offset by favorable prior year development of $5.3 million.

Acquisition Costs

	For the Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	'25 vs '24 point r
Property	$45,834	$35,658	33.4%	34.1%	(0.7)
Casualty	50,965	37,616	18.8%	16.0%	2.8
Specialty	98,681	87,315	29.3%	29.3%	—
Total	$195,480	$160,589	26.2%	25.2%	1.0

The acquisition cost ratio for the nine months ended September 30, 2025 was 26.2%, compared to 25.2% for the nine months ended September 30, 2024, an increase of 1.0 percentage point. The increase was primarily driven by casualty insurance classes and specialty reinsurance classes, primarily due to higher profit commission costs on certain lines of business and a change in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Other underwriting expenses	$116,833	$99,317
Other underwriting expense ratio	14.3%	13.8%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $116.8 million for the nine months ended September 30, 2025, an increase of $17.5 million, or 17.6%, compared to $99.3 million for the nine months ended September 30, 2024. The increase was primarily driven by an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume and increase in certain variable performance based compensation costs.

The other underwriting expense ratios for the nine months ended September 30, 2025 and 2024 increased from 13.8% to 14.3% driven by an increase in the underlying costs, partially offset by growth in the premium base.

Bermuda Segment

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Gross premiums written	$1,159,462	$920,664
Net premiums written	$947,696	$780,399
Net premiums earned	$787,012	$615,162
Third party fee income	3,544	6,377

Claims and Expenses
Losses and loss adjustment expenses	539,575	361,297
Acquisition costs	169,628	122,470
Other underwriting expenses	47,831	41,022
Underwriting income (loss)	$33,522	$96,750

Attritional losses - current year	$424,058	$326,786
Attritional losses - prior year development	(6,356)	5,119
Catastrophe losses - current year	138,980	37,315
Catastrophe losses - prior year development	(17,107)	(7,923)
Losses and loss adjustment expenses	$539,575	$361,297

Attritional loss ratio - current year	53.9%	53.1%
Attritional loss ratio - prior year development	(0.8)%	0.8%
Catastrophe loss ratio - current year	17.7%	6.1%
Catastrophe loss ratio - prior year development	(2.2)%	(1.3)%
Losses and loss adjustment expense ratio	68.6%	58.7%
Acquisition cost ratio	21.6%	19.9%
Other underwriting expense ratio	5.6%	5.6%
Combined ratio	95.8%	84.2%

Gross Premiums Written

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$437,425	$394,053
Casualty	571,915	383,117
Specialty	150,122	143,494
Total	$1,159,462	$920,664

Gross premiums written increased by $238.8 million, or 25.9%, from $920.7 million for the nine months ended September 30, 2024 to $1.2 billion for the nine months ended September 30, 2025. The increase was primarily driven by growth in both new and existing business in casualty and property reinsurance classes, including certain non-recurring reinstatement premiums related to the California wildfires.

Net Premiums Earned

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Property	$258,217	$230,331
Casualty	422,073	293,535
Specialty	106,722	91,296
Total	$787,012	$615,162

Net premiums earned increased by $171.9 million, or 27.9%, from $615.2 million for the nine months ended September 30, 2024 to $787.0 million for the nine months ended September 30, 2025. The increase was primarily driven by new business and volume growth in our casualty, property and specialty reinsurance classes. The most significant drivers of this increase were general liability, professional liability and property treaty and quota share business.

Third Party Fee Income

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Third party fee income	$3,544	$6,377

Third party fee income is generated by certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and decreased by $2.8 million, from $6.4 million for the nine months ended September 30, 2024 to $3.5 million for the nine months ended September 30, 2025.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2025
Attritional losses	$424,058	53.9%	$(6,356)	(0.8)%	$417,702	53.1%
Catastrophe losses	138,980	17.7%	(17,107)	(2.2)%	121,873	15.5%
Total	$563,038	71.6%	$(23,463)	(3.0)%	$539,575	68.6%

September 30, 2024
Attritional losses	$326,786	53.1%	$5,119	0.8%	$331,905	53.9%
Catastrophe losses	37,315	6.1%	(7,923)	(1.3)%	29,392	4.8%
Total	$364,101	59.2%	$(2,804)	(0.5)%	$361,297	58.7%

Attritional loss ratio - current year for the nine months ended September 30, 2025 was 53.9% compared to 53.1% for the nine months ended September 30, 2024, an increase of 0.8 percentage points. The attritional loss ratio - current year for the nine months ended September 30, 2025 was impacted by two large losses in our specialty and property reinsurance classes, in addition to a change in business mix, including an increase in casualty reinsurance business. The attritional loss ratio - current year for the nine months ended September 30, 2024 included a specific large loss of $26.1 million arising from the Baltimore Bridge collapse.

Attritional loss ratio - prior year for the nine months ended September 30, 2025 was a favorable 0.8% compared to an unfavorable 0.8% for the nine months ended September 30, 2024, a decrease of 1.6 percentage points. The favorable attritional loss ratio - prior year for the nine months ended September 30, 2025 was primarily driven by favorable development in specialty and property reinsurance classes and casualty and property insurance classes, partially offset by unfavorable development in certain casualty reinsurance classes, including discontinued lines of business and additional information on certain large losses.

Catastrophe losses - current year and prior year were $121.9 million and $29.4 million for the nine months ended September 30, 2025 and 2024, respectively. Catastrophe losses for the nine months ended September 30, 2025 were driven by the California wildfires ($130.7 million) and severe convective storms ($8.3 million), partially offset by favorable prior year development of $17.1 million. Catastrophe losses for the nine months ended September 30, 2024 were driven by Hurricane Helene ($21.0 million), the Calgary hailstorms ($12.3 million), and Hurricane Debby ($4.0 million), partially offset by favorable prior year development of $7.9 million.

Acquisition Costs

	For the Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	'25 vs '24 point r
Property	$35,720	$28,019	13.8%	12.2%	1.6
Casualty	110,538	72,875	26.2%	24.8%	1.4
Specialty	23,370	21,576	21.9%	23.6%	(1.7)
Total	$169,628	$122,470	21.6%	19.9%	1.7

The acquisition cost ratio for the nine months ended September 30, 2025 was 21.6%, compared to 19.9% for the nine months ended September 30, 2024. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Other underwriting expenses	$47,831	$41,022
Other underwriting expense ratio	5.6%	5.6%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the nine months ended September 30, 2025 were $47.8 million, an increase of $6.8 million, or 16.6%, compared to $41.0 million for the nine months ended September 30, 2024. The increase was primarily driven by an increased headcount as we continued to build out underwriting teams supporting the corresponding increase in premium volume and an increase in certain variable performance based compensation costs.

The other underwriting expense ratio for the nine months ended September 30, 2025 and 2024 remained flat at 5.6%.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$465,888	$379,712
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	168,797	118,806
	$634,685	$498,518

Net income (loss) attributable to non-controlling interest - TSHF	$220,990	$172,240
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $465.9 million and $379.7 million for the nine months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $244.9 million and $207.5 million for the nine months ended September 30, 2025 and 2024, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 13.0% and 12.2% for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the scientific discretionary macro vehicle, NTV, the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the relative value rates vehicle KTV. Losses from such macro trading were led by balance sheet trades in KTV.

For the nine months ended September 30, 2024, gains in TS Hamilton Fund were led by macroeconomic trading in FTV. Within FTV, gains were achieved in equities, commodities, fixed income, and credit, while losses were experienced in currencies. TS Hamilton Fund also saw gains from single name equities trading within STV and ESTV. In single name equities trading, gains were led by U.S. equities within STV, followed by non-U.S. equities within ESTV. Within ESTV, East Asia, Europe, Pan-America and China all made positive contributions to gains, in decreasing order.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other returned income of $168.8 million and $118.8 million for the nine months ended September 30, 2025 and 2024, respectively. Income for the nine months ended September 30, 2025 was primarily driven by investment income on a larger portfolio of higher yielding assets and positive mark-to-market returns. Income for the nine months ended September 30, 2024 was primarily driven by investment income on higher yielding assets and positive mark-to-market returns as a result of decreasing U.S. Treasury interest rates.

Net Foreign Exchange Gains (Losses)

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Net foreign exchange gains (losses)	$(4,422)	$(9,883)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $4.4 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively, were primarily driven by the remeasurement of insurance-related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Corporate expenses	$41,168	$41,825

Corporate expenses for the nine months ended September 30, 2025 were $41.2 million, compared to $41.8 million for the nine months ended September 30, 2024, a decrease of $0.7 million. The decrease was the result of lower VAP expenses, partially offset by an increase in certain variable performance based compensation costs.

Amortization of Intangible Assets

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Amortization of intangible assets	$11,895	$11,773

Amortization of intangible assets of $11.9 million and $11.8 million for the nine months ended September 30, 2025 and 2024, respectively, relates to internally developed software and intangible assets acquired in a business combination.

Interest Expense

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Interest expense	$15,264	$17,090

Interest expense of $15.3 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense was primarily driven by the decrease in the SOFR, which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Income tax expense (benefit)	$9,748	$6,118

Income tax expense for the nine months ended September 30, 2025 was $9.7 million, compared to $6.1 million for the nine months ended September 30, 2024, an increase of $3.6 million. Tax expense is primarily driven by withholding taxes on investment income from TS Hamilton Fund and income tax expense on earnings from our U.S. and Dublin operations, partially offset by a decrease in valuation allowance.

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

	As at
($ in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Closing common shareholders' equity	$2,661,993	$2,328,709
Closing common shares outstanding	98,361,499	101,466,997
Book value per common share	$27.06	$22.95

Book value per common share was $27.06 at September 30, 2025, a $4.11 or 17.9% increase from the Company’s book value per common share of $22.95 at December 31, 2024. The increase was primarily driven by the Company’s net income attributable to common shareholders of $404.5 million and the accretive impact of share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

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

	As at
($ in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Closing common shareholders' equity	$2,661,993	$2,328,709
Intangible assets	88,848	93,121
Closing common shareholders' equity, less intangible assets	$2,573,145	$2,235,588

Closing common shares outstanding	98,361,499	101,466,997
Tangible book value per common share	$26.16	$22.03

Tangible book value per common share was $26.16 at September 30, 2025, a $4.13 or 18.7% increase from the Company’s tangible book value per common share of $22.03 at December 31, 2024. The increase in tangible book value per common share was primarily driven by the Company’s net income attributable to common shareholders of $404.5 million and the accretive impact of share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$136,200	$78,250	$404,486	$366,509
Average common shareholders' equity for the period	$2,610,292	$2,276,087	$2,495,351	$2,180,739
Return on average common shareholders' equity	5.2%	3.4%	16.2%	16.8%

ROACE was 5.2% for the three months ended September 30, 2025, compared to 3.4% for the three months ended September 30, 2024. The increase was primarily driven by the higher net income attributable to common shareholders reported for the three months ended September 30, 2025.

ROACE was 16.2% for the nine months ended September 30, 2025, compared to 16.8% for the nine months ended September 30, 2024. The decrease was driven by the Company's higher average common shareholders' equity for the nine months ended September 30, 2025, partially offset by the higher net income attributable to common shareholders reported for the same period.

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

The following table reconciles underwriting income (loss) to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Underwriting income (loss)	$64,089	$29,094	$73,288	$126,920
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	137,863	65,558	634,685	498,518
Net foreign exchange gains (losses)	2,619	(5,973)	(4,422)	(9,883)
Corporate expenses	(15,347)	(14,060)	(41,168)	(41,825)
Amortization of intangible assets	(4,000)	(5,204)	(11,895)	(11,773)
Interest expense	(4,933)	(5,351)	(15,264)	(17,090)
Income tax (expense) benefit	(3,866)	(3,029)	(9,748)	(6,118)
Net income (loss), prior to non-controlling interest	$176,425	$61,035	$625,476	$538,749

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

The following table reconciles third party fee income to other income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Third party fee income	$4,169	$4,464	$13,845	$17,934
Other income (loss), excluding third party fee income	—	—	—	—
Other income (loss)	$4,169	$4,464	$13,845	$17,934

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Other underwriting expenses	$58,955	$48,332	$164,664	$140,339
Corporate expenses	15,347	14,060	41,168	41,825
General and administrative expenses	$74,302	$62,392	$205,832	$182,164

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

The Company also invests in TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the current Commitment Period ending on June 30, 2028. The Commitment Period consists of a 3-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis. The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At September 30, 2025 and December 31, 2024, total cash and investments was $5.8 billion and $4.9 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	September 30, 2025		December 31, 2024
Fixed maturity investments, at fair value	$3,022,441	52%	$2,377,862	49%
Short-term investments, at fair value	248,847	4%	497,110	10%
	3,271,288	56%	2,874,972	59%
Investments in Two Sigma Funds, at fair value	1,500,672	26%	939,381	19%
Total investments	4,771,960	82%	3,814,353	78%
Cash and cash equivalents	955,130	16%	996,493	20%
Restricted cash and cash equivalents	110,087	2%	104,359	2%
Total cash and cash equivalents	1,065,217	18%	1,100,852	22%
Total cash and investments	$5,837,177	100%	$4,915,205	100%

Total cash and investments increased from $4.9 billion at December 31, 2024 to $5.8 billion at September 30, 2025. The increase was primarily driven by positive investment returns for the nine months ended September 30, 2025 on both the fixed maturities and short-term investments trading portfolio and the TS Hamilton Fund. The Company also continued to deploy more cash into the fixed maturity trading portfolio. The TS Hamilton Fund represents $2.3 billion and $2.0 billion of the total cash and investments as at September 30, 2025 and December 31, 2024, respectively.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	September 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$828,928	$5,486	$(3,189)	$831,225
U.S. states, territories and municipalities	12,918	87	(115)	12,890
Non-U.S. sovereign governments and supranationals	93,521	3,572	(785)	96,308
Corporate	1,454,348	30,358	(4,157)	1,480,549
Residential mortgage-backed securities - Agency	370,209	3,063	(10,270)	363,002
Residential mortgage-backed securities - Non-agency	34,129	225	(595)	33,759
Commercial mortgage-backed securities - Non-agency	52,974	804	(359)	53,419
Other asset-backed securities	150,116	1,323	(150)	151,289
Total fixed maturities	2,997,143	44,918	(19,620)	3,022,441
Short-term investments	248,406	446	(5)	248,847
Total	$3,245,549	$45,364	$(19,625)	$3,271,288

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$724,785	$611	$(14,293)	$711,103
U.S. states, territories and municipalities	13,533	25	(327)	13,231
Non-U.S. sovereign governments and supranationals	70,435	454	(3,362)	67,527
Corporate	1,153,612	6,484	(17,036)	1,143,060
Residential mortgage-backed securities - Agency	288,760	160	(16,309)	272,611
Residential mortgage-backed securities - Non-agency	17,432	6	(684)	16,754
Commercial mortgage-backed securities - Non-agency	40,363	72	(749)	39,686
Other asset-backed securities	113,997	249	(356)	113,890
Total fixed maturities	2,422,917	8,061	(53,116)	2,377,862
Short-term investments	495,630	1,484	(4)	497,110
Total	$2,918,547	$9,545	$(53,120)	$2,874,972

The fair value of the Company’s fixed maturity trading portfolio and short-term investments was $3.3 billion and $2.9 billion at September 30, 2025 and December 31, 2024, respectively.

Short-term investments at September 30, 2025 and December 31, 2024 of $248.8 million and $497.1 million, respectively, include $244.6 million and $496.0 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See the following discussion for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	September 30, 2025			December 31, 2024
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$831,225	25%	Aa1	$711,103	25%	Aaa
U.S. states, territories and municipalities	12,890	0%	Aa2	13,231	0%	Aa2
Non-U.S. sovereign governments and supranationals	96,308	3%	Aa1	67,527	2%	Aa1
Corporate	1,480,549	45%	A3	1,143,060	41%	A3
Residential mortgage-backed securities - Agency	363,002	11%	Aa1	272,611	9%	Aaa
Residential mortgage-backed securities - Non-agency	33,759	1%	Aaa	16,754	1%	Aaa
Commercial mortgage-backed securities - Non-agency	53,419	2%	Aa1	39,686	1%	Aaa
Other asset-backed securities	151,289	5%	Aa1	113,890	4%	Aaa
Total fixed maturities	3,022,441	92%	Aa3	2,377,862	83%	Aa3
Short-term investments	248,847	8%	Aa1	497,110	17%	Aaa
Total fixed maturities and short-term investments	$3,271,288	100%	Aa3	$2,874,972	100%	Aa2

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	September 30, 2025	December 31, 2024
Average credit quality	Aa3	Aa3
Average yield to maturity	4.1%	4.7%
Expected average duration (in years)	3.3	3.4

At September 30, 2025 and December 31, 2024, 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa3 or higher) by third party rating services. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio at September 30, 2025 and December 31, 2024, excluding short-term investments held by the TS Hamilton Fund, was Aa3.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio decreased to 4.1% at September 30, 2025 from 4.7% at December 31, 2024.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio decreased to 3.3 years at September 30, 2025 from 3.4 years at December 31, 2024.

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

The Company owns the following interest in each of the Two Sigma Funds:

	As at September 30, 2025
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	12.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	7.5%
Two Sigma Absolute Return Portfolio, LLC	ATV	1.8%
Two Sigma Futures Portfolio, LLC	FTV	6.3%
Two Sigma Horizon Portfolio, LLC	HTV	5.4%
Two Sigma Navigator Portfolio, LLC	NTV	6.0%
Two Sigma Kuiper Portfolio, LLC	KTV	5.2%

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

The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	September 30, 2025			December 31, 2024
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$422,183	$127,989	$550,172	$360,997	$102,267	$463,264
Two Sigma Equity Spectrum Portfolio, LLC	160,635	48,573	209,208	136,565	47,011	183,576
Two Sigma Absolute Return Portfolio, LLC	92,653	6,487	99,140	—	—	—
Two Sigma Futures Portfolio, LLC	241,837	26,342	268,179	308,061	(15,520)	292,541
Two Sigma Horizon Portfolio, LLC	234,343	6,242	240,585	—	—	—
Two Sigma Navigator Portfolio, LLC	106,252	(3,416)	102,836	—	—	—
Two Sigma Kuiper Portfolio, LLC	30,713	(161)	30,552	—	—	—
Total	$1,288,616	$212,056	$1,500,672	$805,623	$133,758	$939,381

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $939.4 million at December 31, 2024 to $1.5 billion at September 30, 2025 is primarily driven by investment gains, asset allocations and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$536,457	$578,230
Short-term investments	244,613	496,008
Investments in Two Sigma Funds, at fair value	1,500,672	939,381
Receivables for investments sold	40,760	73,322
Interest and dividends receivable	1,296	945
Total assets	2,323,798	2,087,886

Liabilities
Payable for investments purchased	91,876	100,469
Withdrawal payable	28,338	100,420
Accounts payable and accrued expenses	214	233
Total liabilities	120,428	201,122
Total net assets managed by TS Hamilton Fund	$2,203,370	$1,886,764

Total net assets in TS Hamilton Fund were $2.2 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2025 and December 31, 2024, total unrestricted cash and cash equivalents were $955.1 million and $996.5 million, respectively, and total restricted cash and cash equivalents were $110.1 million and $104.4 million, respectively.

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

During the nine months ended September 30, 2025 and 2024, Hamilton Insurance Group, Ltd. received $155.5 million and $157.5 million, respectively, of distributions from its subsidiaries. The Company’s primary use of funds is interest payments on debt and credit facilities, common share repurchases, capital investments in subsidiaries, and payment of corporate operating expenses. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 10, Share Capital, in the accompanying unaudited condensed consolidated financial statements for further detail of common share repurchases in the nine months ended September 30, 2025. Management believes the dividend distribution capacity of Hamilton Insurance Group, Ltd.’s subsidiaries, which was estimated at $547.0 million at December 31, 2024, will provide the Company with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

Hamilton Insurance Group, Ltd.’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to the Company. The subsidiaries’ remaining cash flows are generally invested into the investment portfolio and used to fund common share repurchases or acquisitions.

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

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$548,925	$475,213
Investing activities	(371,379)	(95,276)
Financing activities	(232,592)	(235,310)
Effect of exchange rate changes on cash	19,411	5,768
Net increase (decrease) in cash and cash equivalents	$(35,635)	$150,395

Net cash provided by (used in) operating activities was $548.9 million and $475.2 million in the nine months ended September 30, 2025 and 2024, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(371.4) million and $(95.3) million in the nine months ended September 30, 2025 and 2024, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover, asset allocations within the TS Hamilton Fund, and our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(232.6) million and $(235.3) million in the nine months ended September 30, 2025 and 2024, respectively. Net cash used in financing activities for the nine months ended September 30, 2025 was primarily driven by incentive allocations paid to TS Hamilton Fund and open market share repurchases. Net cash used in financing activities for the nine months ended September 30, 2024 was primarily driven by the Share Repurchase and incentive allocations paid to TS Hamilton Fund. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details of common share repurchases for the nine months ended September 30, 2025 and 2024.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at September 30, 2025 could be available in one to three business days under normal market conditions, except for $716.6 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and $281.4 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	September 30 2025	December 31, 2024
Shareholders' equity	$2,661,993	$2,328,709

The Company’s consolidated shareholders' equity was $2.7 billion at September 30, 2025, a 14.3% increase compared to $2.3 billion at December 31, 2024. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $404.5 million for the nine months ended September 30, 2025, partially offset by share repurchases (see Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details).

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

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	As at
($ in thousands)	September 30, 2025	December 31, 2024
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,457	150,463
Unamortized loan issuance costs	$283	$55

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and nine months ended September 30, 2025 and 2024.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share and per share information)
Authorized:
Common shares of $0.01 par value each (2025 and 2024: 150,000,000)
	As at
Issued, outstanding and fully paid:	September 30, 2025	December 31, 2024
Class A common shares (2025 and 2024: 17,820,078)	$178	$178
Class B common shares (2025: 64,537,772 and 2024: 64,271,249)	645	643
Class C common shares (2025: 16,003,649 and 2024: 19,375,670)	160	194
Total	$983	$1,015

On August 7, 2024, the Board of Directors authorized a repurchase of the Company's common shares in the aggregate amount of $150.0 million (the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. For the three months ended September 30, 2025 and 2024, 1.8 million and 0.5 million Class B common shares were repurchased at an aggregate cost of $40.5 million and $10.0 million, respectively, and an average price of $22.73 and $18.87 per common share, respectively, and were subsequently cancelled. For the nine months ended September 30, 2025 and 2024, 3.9 million and 0.5 million Class B common shares were repurchased at an aggregate cost of $85.8 million and $10.0 million, respectively, and an average price of $21.83 and $18.87 per common share, respectively, and were subsequently cancelled. As of September 30, 2025, $36.2 million remained available for repurchase under the Authorization.

On May 8, 2024, the Company entered into an agreement to repurchase 9.1 million Class A common shares at $12.00 per share (the "Share Repurchase"). The total purchase price was $109.5 million. The common shares purchased by the Company were cancelled following the repurchase transaction.

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of our Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and our Bye-laws, an amount calculated by multiplying (a) 9.5% and (b) the quotient of dividing (x) the total number of directors by (y) the number of directors elected by holders of Class B common shares). In addition, the Board of Directors may, in its absolute discretion, limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company, any subsidiary of the Company, or any direct or indirect shareholder or its affiliates.

Credit Facilities

The Company has several available letter of credit ("LOC") facilities and a revolving loan facility provided by commercial banks. The letter of credit facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

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

On August 12, 2024, Hamilton Re and HIDAC amended their committed letter of credit facility agreement with Bank of Montreal ("BMO"), with the Company as guarantor, under which BMO agreed to make available a secured letter of credit facility of $50 million. The facility bears a fee of 40 basis points for letters of credit issued and 15 basis points on any unutilized portion of the facility. The facility expired on August 13, 2025 and was not renewed.

On October 25, 2024, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility of $100 million for a term that will expire on October 25, 2025. The facility bears a fee of 140 basis points on the total available capacity. Effective October 23, 2025, UBS renewed the letter of credit facility in an amount that is equal to the greater of (i) $25 million and (ii) the LOC amount issued and outstanding, provided that the amount shall not at any time be greater than $75 million, for a term that will expire on October 23, 2026. All other terms and conditions remained substantially unchanged.

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). The Unsecured Facility replaces the $415 million credit agreement dated June 23, 2022 among Hamilton Group, Hamilton Re and the lenders thereto. Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At September 30, 2025, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch. This currently bears a fee of 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

In addition, on October 28, 2024, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by Barclays Bank PLC, ING Bank N.V., London Branch, and Bank of Montreal, London Branch. The FAL LOC Facility of $230 million was renewed for a one year term that expires on October 28, 2025 and bears a fee of 162.5 basis points on the borrowed amount. On October 20, 2025, Hamilton Re amended the unsecured letter of credit facility agreement ("Amended FAL LOC Facility"). Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The Amended FAL LOC Facility was renewed in an amount of $260 million for a term that expires on December 31, 2029 and bears a fee of 150 basis points on the borrowed amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2025.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

As at
($ in thousands)	September 30, 2025
Available letter of credit and revolving loan facilities - commitments	$1,056,106
Available letter of credit and revolving loan facilities - in use	704,856

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$178,957
Pledged interests in fixed income portfolio	251,420
Cash(1)	29,968
(1) Cash pledged as security under letter of credit and revolving loan facilities is included in restricted cash securing other underwriting obligations under Pledged Assets in Note 3, Investments.

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

On July 31, 2025, A.M. Best affirmed its Financial Strength Rating of the Lloyd's market of "A+" with a stable outlook. Our Lloyd’s syndicate benefits from financial strength ratings of "A+" (Superior) from A.M. Best and "AA-" from each of S&P Global, KBRA and Fitch. All outlooks on these ratings are "Stable".

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2025.

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

Recent Accounting Pronouncements

At September 30, 2025, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at November 5, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in Note 15, Commitments and Contingencies, in our Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in "Risk Factors" in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
($ in thousands, except per share information)	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase:							$76,627
July 1 - 31, 2025	710,794	$21.11	—	$—	710,794	$21.11	$61,622
August 1 - 31, 2025	628,445	$23.74	—	$—	628,445	$23.74	$46,703
September 1 - 30, 2025	440,543	$23.90	—	$—	440,543	$23.90	$36,172
Total	1,779,782		—		1,779,782		$36,172
(1) On August 7, 2024, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150 million, which was subsequently increased by the Board of Directors on November 4, 2025 by an additional $150 million (collectively, the "Authorization"). Under the Authorization, the Company may repurchase shares through open market repurchases and/or privately negotiated transactions, including pursuant to Exchange Act Rule 10b5-1 repurchase plans.
The timing and amount of any future share repurchases will depend on market conditions, the Company’s business and strategic plans, financial condition, results of operations, liquidity, and other relevant factors. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 10, Share Capital. Repurchases under the Authorization totaled $40.5 million for the three months ended September 30, 2025.
(2) Other shares purchased, when applicable, generally represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 25, 2025, Mr. Alex Baker, Chief Executive Officer of Hamilton Global Specialty (formerly Group Chief Risk Officer) and an officer of the Company as defined in Rule 16a-1(f) under the Exchange Act, adopted a Rule 10b5-1 trading plan relating to the sale of the Company’s Class B common shares. Mr. Baker’s Rule 10b5-1 trading plan, which had a plan end date of August 31, 2026, provided for the sale of up to 25,000 Class B common shares pursuant to the terms of the plan and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. No shares were sold under this Rule 10b5-1 trading plan, which was cancelled on October 31, 2025.

No other directors or officers of the Company adopted, modified, or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements during the fiscal quarter.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment and Restatement Agreement, dated as of October 20, 2025 (incorporated by reference to Exhibit 10.1 of Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K dated October 20, 2025).
10.2
Fifteenth Amendment to Third Amended and Restated Reimbursement Agreement dated as of October 22, 2025 (incorporated by reference to Exhibit 10.2 of Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K dated October 20, 2025).

31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended September 30, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2025

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)