Form 10-Q
period 2026-03-31
Hamilton Insurance Group, Ltd.
filed 2026-05-06
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of April 30, 2026 was 66,532,272.

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

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained herein. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties and factors set forth in "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"), our other subsequent periodic reports filed with the Securities and Exchange Commission and the following:

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

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K as well as in this Quarterly Report. You should evaluate all forward-looking statements made herein in the context of these risks and uncertainties.

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

Available Information

We encourage investors and others to frequently visit our website, www.hamiltongroup.com, including our Investor Relations web pages investors.hamiltongroup.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into this Quarterly Report. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	March 31, 2026	December 31, 2025
Assets
Fixed maturity investments, at fair value (amortized cost 2026: $3,029,242; 2025: $3,210,940)	$3,016,314	$3,238,543
Short-term investments, at fair value (amortized cost 2026: $450,836; 2025: $200,052)	451,185	200,459
Investments in Two Sigma Funds, at fair value (cost 2026: $1,416,955; 2025: $1,355,563)	1,685,031	1,587,658
Total investments	5,152,530	5,026,660
Cash and cash equivalents	842,484	1,062,359
Restricted cash and cash equivalents	113,033	109,731
Premiums receivable	1,154,469	939,777
Paid losses recoverable	100,187	93,659
Deferred acquisition costs	291,312	257,203
Unpaid losses and loss adjustment expenses recoverable	1,412,974	1,375,857
Receivables for investments sold	10,046	58,029
Prepaid reinsurance	418,978	296,351
Intangible assets	84,331	86,624
Other assets	283,665	265,363
Total assets	$9,864,009	$9,571,613

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$4,595,810	$4,415,176
Unearned premiums	1,583,245	1,377,474
Reinsurance balances payable	460,804	296,400
Payables for investments purchased	110,151	209,853
Term loan, net of issuance costs	149,769	149,743
Accounts payable and accrued expenses	149,185	177,320
Payables to related parties	62,058	123,376
Total liabilities	7,111,022	6,749,342

Non-controlling interest – TS Hamilton Fund	30,537	172

Shareholders’ equity
Common shares:
Class A, authorized (2026 and 2025: 26,444,807), par value $0.01; issued and outstanding (2026 and 2025: 17,320,078)	173	173
Class B, authorized (2026 and 2025: 84,677,932), par value $0.01; issued and outstanding (2026: 66,549,525 and 2025: 66,305,707)	665	663
Class C, authorized (2026 and 2025: 15,403,649), par value $0.01; issued and outstanding (2026 and 2025: 15,403,649)	154	154
Additional paid-in capital	1,127,868	1,134,985
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,598,031	1,690,565
Total shareholders’ equity	2,722,450	2,822,099

Total liabilities, non-controlling interest, and shareholders’ equity	$9,864,009	$9,571,613

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
($ in thousands, except per share information)	2026	2025
Revenues
Gross premiums written	$940,110	$843,306
Reinsurance premiums ceded	(286,451)	(239,431)
Net premiums written	653,659	603,875

Net change in unearned premiums	(83,144)	(104,947)
Net premiums earned	570,515	498,928

Net realized and unrealized gains (losses) on investments	151,075	248,793
Net investment income (loss)	26,029	18,927
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	177,104	267,720

Other income (loss)	6,750	4,662
Net foreign exchange gains (losses)	4,539	(2,529)
Total revenues	758,908	768,781

Expenses
Losses and loss adjustment expenses	324,785	395,234
Acquisition costs	144,507	116,881
General and administrative expenses	61,464	62,702
Amortization of intangible assets	4,020	3,890
Interest expense	4,777	5,602
Total expenses	539,553	584,309

Income (loss) before income tax	219,355	184,472
Income tax expense (benefit)	2,323	3,206
Net income (loss)	217,032	181,266

Net income (loss) attributable to non-controlling interest	83,494	100,394

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$133,538	$80,872

Per share data
Basic income (loss) per share attributable to common shareholders	$1.34	$0.79
Diluted income (loss) per share attributable to common shareholders	$1.31	$0.77

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Common shares
Balance, beginning of period	$990	$1,015
Issuance of common shares	13	11
Repurchases of common shares	(11)	(9)
Balance, end of period	992	1,017

Additional paid-in capital
Balance, beginning of period	1,134,985	1,163,609
Issuance of common shares	(13)	(11)
Repurchases of common shares	(12,763)	(9,672)
Share compensation expense	5,659	6,643
Balance, end of period	1,127,868	1,160,569

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,690,565	1,168,526
Net income (loss)	217,032	181,266
Net income (loss) attributable to non-controlling interest	(83,494)	(100,394)
Dividends on common shares	(205,760)	—
Repurchases of common shares	(20,312)	(7,204)
Balance, end of period	1,598,031	1,242,194

Total shareholders’ equity	$2,722,450	$2,399,339
See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($ in thousands)	March 31,
Operating activities	2026	2025
Net income (loss)	$217,032	$181,266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,366	4,330
Share compensation expense	5,659	6,643
Net realized (gains) losses on investments	(155,615)	(118,658)
Change in net unrealized (gains) losses on investments	4,540	(130,135)
Other items	2,110	(8,546)
Change in:
Premiums receivable	(214,692)	(217,949)
Paid losses recoverable	(6,528)	42,705
Deferred acquisition costs	(34,109)	(33,361)
Prepaid reinsurance	(122,627)	(110,292)
Unpaid losses and loss adjustment expenses recoverable	(37,117)	(64,005)
Other assets	(17,153)	(22,712)
Reserve for losses and loss adjustment expenses	180,634	282,816
Unearned premiums	205,771	215,239
Reinsurance balances payable	164,404	84,965
Accounts payable and accrued expenses and other	(95,847)	(77,405)
Net cash provided by (used in) operating activities	100,828	34,901

Investing activities
Proceeds from redemptions from Two Sigma Funds	841,983	719,512
Contributions to Two Sigma Funds	(754,124)	(913,091)
Purchases of fixed maturity investments	(1,157,855)	(435,886)
Proceeds from sales, redemptions and maturity of fixed maturity investments	1,344,269	424,163
Purchases of short-term investments	(442,235)	(383,266)
Proceeds from sales of short-term investments	195,099	480,871
Change in receivables for investments sold	47,983	27,648
Change in payables for investments purchased	(99,702)	(68,502)
Other	(3,220)	(2,033)
Net cash provided by (used in) investing activities	(27,802)	(150,584)

Financing activities
Issuance of common shares	13	11
Repurchases of common shares	(33,086)	(16,885)
Contribution of additional paid-in capital	(13)	(11)
Withdrawal of non-controlling interest	(53,129)	(61,368)
Dividends on common shares paid	(199,366)	—
Net cash provided by (used in) financing activities	(285,581)	(78,253)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(4,018)	6,146

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(216,573)	(187,790)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,172,090	1,100,852
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$955,517	$913,062

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

Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund"), is a Delaware limited liability company. In 2013, Hamilton Re entered into a limited liability company agreement with TS Hamilton Fund and Two Sigma Principals, LLC (the "Managing Member") as the managing member of TS Hamilton Fund. Hamilton Re has committed to an investment in TS Hamilton Fund in an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets. See Note 12, Subsequent Events for further details. TS Hamilton Fund has engaged Two Sigma Investments, LP ("Two Sigma"), a related party Delaware limited partnership, to serve as its investment manager. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis (see Note 3, Investments for further details).

Unconsolidated Related Parties

Ada Re is a special purpose insurer funded by investors and formed to provide fully collateralized reinsurance and retrocession to both Hamilton Group and third party cedants.

Easton Re has issued an industry loss index-triggered catastrophe bond that provides the Company's operating platforms with multi-year risk transfer capacity to protect against named storm risk in the United States and earthquake risk in the United States and Canada. See Note 6, Reinsurance for further details.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"), except as described below.
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

3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	March 31, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$638,367	$1,035	$(5,383)	$634,019
U.S. states, territories and municipalities	12,830	61	(82)	12,809
Non-U.S. sovereign governments and supranationals	114,708	1,436	(2,798)	113,346
Corporate	1,640,005	13,483	(15,739)	1,637,749
Residential mortgage-backed securities - Agency	232,165	1,783	(5,204)	228,744
Residential mortgage-backed securities - Non-agency	59,002	159	(1,241)	57,920
Commercial mortgage-backed securities - Non-agency	82,393	346	(540)	82,199
Other asset-backed securities	249,772	443	(687)	249,528
Total fixed maturities	3,029,242	18,746	(31,674)	3,016,314
Short-term investments	450,836	435	(86)	451,185
Total	$3,480,078	$19,181	$(31,760)	$3,467,499

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$795,780	$4,782	$(2,728)	$797,834
U.S. states, territories and municipalities	12,924	89	(53)	12,960
Non-U.S. sovereign governments and supranationals	108,296	3,102	(537)	110,861
Corporate	1,557,582	29,899	(3,337)	1,584,144
Residential mortgage-backed securities - Agency	370,516	4,419	(9,285)	365,650
Residential mortgage-backed securities - Non-agency	33,052	319	(826)	32,545
Commercial mortgage-backed securities - Non-agency	94,223	835	(360)	94,698
Other asset-backed securities	238,567	1,401	(117)	239,851
Total fixed maturities	3,210,940	44,846	(17,243)	3,238,543
Short-term investments	200,052	419	(12)	200,459
Total	$3,410,992	$45,265	$(17,255)	$3,439,002

Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$80,179	$80,281
Due after one through five years	1,746,665	1,745,677
Due after five through ten years	515,772	509,885
Due after ten years	63,294	62,080
Mortgage-backed securities	373,560	368,863
Asset-backed securities	249,772	249,528
Total	$3,029,242	$3,016,314

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

The Company owns the following interest in each of the Two Sigma Funds:

	March 31, 2026
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	15.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	9.4%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.2%
Two Sigma Futures Portfolio, LLC	FTV	6.3%
Two Sigma Horizon Portfolio, LLC	HTV	5.2%
Two Sigma Navigator Portfolio, LLC	NTV	5.8%
Two Sigma Kuiper Portfolio, LLC	KTV	5.0%

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	March 31, 2026			December 31, 2025
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$582,060	$164,029	$746,089	$500,616	$131,996	$632,612
Two Sigma Equity Spectrum Portfolio, LLC	255,466	37,639	293,105	187,718	49,906	237,624
Two Sigma Absolute Return Portfolio, LLC	10,639	160	10,799	93,092	8,882	101,974
Two Sigma Futures Portfolio, LLC	166,144	52,947	219,091	192,064	44,998	237,062
Two Sigma Horizon Portfolio, LLC	239,806	10,110	249,916	241,090	4,585	245,675
Two Sigma Navigator Portfolio, LLC	130,896	4,355	135,251	110,577	(9,585)	100,992
Two Sigma Kuiper Portfolio, LLC	31,944	(1,164)	30,780	30,406	1,313	31,719
Total	$1,416,955	$268,076	$1,685,031	$1,355,563	$232,095	$1,587,658

The following table summarizes certain investments of the Two Sigma Funds where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	March 31, 2026
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	130,879	$130,879	5.7%
U.S. Treasury Securities, 0.0000% - 4.8750%, due 4/2/2026 - 2/15/2056	2,219,276	$2,198,650	95.9%
U.S. Treasury Securities, 1.8750% - 4.7500%, due 1/31/2027 - 2/15/2056	(353,146)	$(348,736)	(15.2)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of the Two Sigma Funds' total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. The investment management agreement with Two Sigma requires TS Hamilton Fund to incur a management fee of 2.5% of the non-managing members' equity in the net asset value of the TS Hamilton Fund per annum. The management fee for the three months ended March 31, 2026 and 2025 was $13.7 million and $12.4 million, respectively.

Under the terms of the limited liability company agreement between Hamilton Re and the Managing Member, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended March 31, 2026 and 2025 was $83.5 million and $100.4 million, respectively.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

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

See Note 12, Subsequent Events for further details.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$155,615	$118,658
Change in net unrealized gains (losses) on investments	(4,540)	130,135
Net realized and unrealized gains (losses) on investments	151,075	248,793

Net investment income (loss):
Fixed maturities	34,476	25,287
Short-term investments	10	68
TS Hamilton Fund	1,636	1,736
Cash and cash equivalents	4,294	4,603
Other	409	459
Interest and other	40,825	32,153
Management fees	(14,469)	(12,965)
Other expenses	(327)	(261)
Net investment income (loss)	26,029	18,927
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$177,104	$267,720

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Fixed maturities and short-term investments	$2,908	$(477)
TS Hamilton Fund	152,707	119,135
Net realized gains (losses) on investments	$155,615	$118,658

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Fixed maturities and short-term investments	$(40,643)	$34,487
TS Hamilton Fund	36,103	95,648
Net unrealized gains (losses) on investments	$(4,540)	$130,135

Pledged Assets

At March 31, 2026 and December 31, 2025, pledged investments at fair value were comprised of $252.8 million and $263.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $284.8 million and $265.0 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $90.7 million and $90.4 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At March 31, 2026 and December 31, 2025, restricted cash and cash equivalents balances were comprised of $98.7 million and $106.2 million, respectively, securing other underwriting obligations, $12.4 million and $1.4 million, respectively, securing a portion of the capital requirements for business written at Lloyd's and $1.9 million and $2.1 million, respectively, in trust accounts for the benefit of regulatory authorities.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.0 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $842.5 million and restricted cash and cash equivalents of $113.0 million on the balance sheet at March 31, 2026. Total cash and cash equivalents and restricted cash and cash equivalents of $1.2 billion presented in the statement of cash flows at December 31, 2025 was comprised of cash and cash equivalents of $1.1 billion and restricted cash and cash equivalents of $109.7 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis:

	March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$634,019	$—	$634,019
U.S. states, territories and municipalities	—	12,809	—	12,809
Non-U.S. sovereign governments and supranationals	—	113,346	—	113,346
Corporate	—	1,637,749	—	1,637,749
Residential mortgage-backed securities - Agency	—	228,744	—	228,744
Residential mortgage-backed securities - Non-agency	—	57,920	—	57,920
Commercial mortgage-backed securities - Non-agency	—	82,199	—	82,199
Other asset-backed securities	—	249,528	—	249,528
Total fixed maturities	—	3,016,314	—	3,016,314
Short-term investments	—	451,185	—	451,185
Total	$—	$3,467,499	$—	$3,467,499

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$797,834	$—	$797,834
U.S. states, territories and municipalities	—	12,960	—	12,960
Non-U.S. sovereign governments and supranationals	—	110,861	—	110,861
Corporate	—	1,584,144	—	1,584,144
Residential mortgage-backed securities - Agency	—	365,650	—	365,650
Residential mortgage-backed securities - Non-agency	—	32,545	—	32,545
Commercial mortgage-backed securities - Non-agency	—	94,698	—	94,698
Other asset-backed securities	—	239,851	—	239,851
Total fixed maturities	—	3,238,543	—	3,238,543
Short-term investments	—	200,459	—	200,459
Total	$—	$3,439,002	$—	$3,439,002

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Balance - beginning of period	$172	$128
Withdrawals	(53,129)	(61,368)
Equity in earnings	11	15
Incentive allocation	83,483	100,379
Balance - end of period	$30,537	$39,154

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$305,499	$648,726
Short-term investments	450,809	198,986
Investments in Two Sigma Funds, at fair value	1,685,031	1,587,658
Receivables for investments sold	6,162	57,938
Interest and dividends receivable	1,338	1,110
Total assets	2,448,839	2,494,418

Liabilities
Payable for investments purchased	93,741	192,467
Withdrawal payable	62,058	123,376
Accounts payable and accrued expenses	235	214
Total liabilities	156,034	316,057
Total net assets managed by TS Hamilton Fund	$2,292,805	$2,178,361

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At March 31, 2026, the Company’s premiums receivable balance, net of credit provisions of $3.8 million, was $1.2 billion. At December 31, 2025, the Company’s premiums receivable balance, net of credit provisions of $3.4 million, was $939.8 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Beginning balance	$3,443	$2,993
Increase (decrease) in allowance	311	(1,185)
Ending balance	$3,754	$1,808

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At March 31, 2026, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $100.2 million and $1.4 billion, respectively, with a total corresponding provision for current expected credit losses of $1.9 million. At December 31, 2025, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $93.7 million and $1.4 billion, respectively, with a total corresponding provision for current expected credit losses of $1.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Beginning balance	$1,718	$1,469
Increase (decrease) in allowance	135	(348)
Ending balance	$1,853	$1,121

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	March 31, 2026	December 31, 2025
Collateralized	20.3%	20.7%
A- or better	79.4%	79.3%
Below A-	0.3%	0.0%
Total	100.0%	100.0%

At March 31, 2026 and December 31, 2025, the three largest balances by reinsurer accounted for 20%, 17% and 12%, and 20%, 18% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At March 31, 2026 and December 31, 2025, the balance of reinsurance recoverable on unpaid losses due under this LPT was $22.2 million and $22.7 million, respectively. Amortization of the deferred gain was income of $0.2 million and an expense of $0.5 million during the three months ended March 31, 2026 and 2025, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $15.9 million and $15.2 million for the three months ended March 31, 2026 and 2025, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Gross unpaid losses and loss adjustment expenses, beginning of period	$4,415,176	$3,532,491
Reinsurance recoverable on unpaid losses	1,375,857	1,171,040
Net unpaid losses and loss adjustment expenses, beginning of period	3,039,319	2,361,451

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	310,851	418,944
Prior years	13,934	(23,710)
Total incurred	324,785	395,234

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	1,960	73,993
Prior years	171,379	117,802
Total paid	173,339	191,795

Foreign currency revaluation and other	(7,929)	15,372
Net unpaid losses and loss adjustment expenses, end of period	3,182,836	2,580,262
Reinsurance recoverable on unpaid losses	1,412,974	1,235,045
Gross unpaid losses and loss adjustment expenses, end of period	$4,595,810	$3,815,307

Net unfavorable prior year development of $13.9 million for the three months ended March 31, 2026 was driven by unfavorable prior year development on attritional losses. See below for further details:

•Net unfavorable development of $14.4 million, primarily driven by additional loss information in relation to the Baltimore Bridge collapse; partially offset by
•Net favorable development of $0.2 million on property contracts; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $0.1 million and a change in the deferred gain of $0.2 million, for a total net positive earnings impact of $0.3 million.

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
•Net favorable development of $9.7 million on specialty contracts, primarily driven by a reduction in loss estimates on certain classes; partially offset by
•Net unfavorable development of $2.0 million on casualty contracts, primarily driven by higher than expected claims development across certain classes; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $1.0 million, which was partially offset by a change in deferred gain of $0.5 million, for a total net positive earnings impact of $0.5 million.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance was recognized for each of the three months ended March 31, 2026 and 2025 in the reconciliation of beginning and ending gross and net loss and LAE reserves.

Acquisition Costs

The Company amortized acquisition costs of $144.5 million and $116.9 million for the three months ended March 31, 2026 and 2025, respectively.

California Wildfires

Our net reserves for losses and loss adjustment expenses related to the California wildfires are subject to significant uncertainty. As at March 31, 2026 and December 31, 2025, our net recorded reserves relating to the California wildfires totaled $52.1 million and $57.5 million, respectively.

Baltimore Bridge

Our net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at March 31, 2026 and December 31, 2025, our net recorded reserves totaled $34.9 million and $20.5 million, respectively.

Ukraine Conflict

Our net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at March 31, 2026 and December 31, 2025, our net recorded reserves totaled $26.5 million and $59.5 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at March 31, 2026, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended March 31, 2026	International	Bermuda	Corporate	Total
Gross premiums written	$442,908	$497,202	$—	$940,110
Net premiums written	$287,436	$366,223	$—	$653,659
Net premiums earned	$290,791	$279,724	$—	$570,515
Third party fee income	2,546	4,204	—	6,750
Losses and loss adjustment expenses	163,855	160,930	—	324,785
Acquisition costs	81,204	63,303	—	144,507
Other underwriting expenses	41,299	9,093	—	50,392
Underwriting income (loss)	$6,979	$50,602	$—	$57,581
Net realized and unrealized gains (losses) on investments			151,075	151,075
Net investment income (loss)			26,029	26,029
Net foreign exchange gains (losses)			4,539	4,539
Corporate expenses			(11,072)	(11,072)
Amortization of intangible assets			(4,020)	(4,020)
Interest expense			(4,777)	(4,777)
Income (loss) before income tax				219,355
Income tax (expense) benefit			(2,323)	(2,323)
Net income (loss)				217,032
Net income (loss) attributable to non-controlling interest			83,494	83,494
Net income (loss) attributable to common shareholders				$133,538

Key Ratios
Attritional loss ratio - current year	54.9%	53.9%		54.5%
Attritional loss ratio - prior year development	1.4%	3.6%		2.4%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	56.3%	57.5%		56.9%
Acquisition cost ratio	27.9%	22.6%		25.3%
Other underwriting expense ratio	13.3%	1.7%		7.6%
Combined ratio	97.5%	81.8%		89.8%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended March 31, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$369,959	$473,347	$—	$843,306
Net premiums written	$228,975	$374,900	$—	$603,875
Net premiums earned	$240,567	$258,361	$—	$498,928
Third party fee income	4,332	330	—	4,662
Losses and loss adjustment expenses	145,671	249,563	—	395,234
Acquisition costs	62,790	54,091	—	116,881
Other underwriting expenses	35,623	14,111	—	49,734
Underwriting income (loss)	$815	$(59,074)	$—	$(58,259)
Net realized and unrealized gains (losses) on investments			248,793	248,793
Net investment income (loss)			18,927	18,927
Net foreign exchange gains (losses)			(2,529)	(2,529)
Corporate expenses			(12,968)	(12,968)
Amortization of intangible assets			(3,890)	(3,890)
Interest expense			(5,602)	(5,602)
Income (loss) before income tax				184,472
Income tax (expense) benefit			(3,206)	(3,206)
Net income (loss)				181,266
Net income (loss) attributable to non-controlling interest			100,394	100,394
Net income (loss) attributable to common shareholders				$80,872

Key Ratios
Attritional loss ratio - current year	52.1%	51.8%		51.9%
Attritional loss ratio - prior year development	(3.6)%	(2.2)%		(2.9)%
Catastrophe loss ratio - current year	12.1%	50.6%		32.0%
Catastrophe loss ratio - prior year development	0.0%	(3.6)%		(1.8)%
Loss and loss adjustment expense ratio	60.6%	96.6%		79.2%
Acquisition cost ratio	26.1%	20.9%		23.4%
Other underwriting expense ratio	13.0%	5.3%		9.0%
Combined ratio	99.7%	122.8%		111.6%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
International
Lloyd's of London	$265,316	$235,242
Ireland	136,646	99,691
U.S.	40,946	35,026
Total International	442,908	369,959
Bermuda	497,202	473,347
Total	$940,110	$843,306

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group's $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company's long-term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. As at March 31, 2026, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	March 31, 2026	December 31, 2025
Outstanding loan balance	$150,000	$150,000
Loan fair value	149,874	150,280
Unamortized loan issuance costs	$231	$257

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three months ended March 31, 2026 and 2025. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

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

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At March 31, 2026, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch. This currently bears a fee of 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at March 31, 2026.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	March 31, 2026
Available letter of credit and revolving loan facilities - commitments	$1,001,863
Available letter of credit and revolving loan facilities - in use	788,389

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$107,158
Pledged interests in fixed income portfolio	254,413
Cash(1)	1,128
(1) Cash pledged as security under letter of credit and revolving loan facilities is included in restricted cash securing other underwriting obligations under Pledged Assets in Note 3, Investments.

The Company has recognized interest expense related to its debt and credit facilities of $4.8 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2026 and 2025: 150,000,000)
Issued, outstanding and fully paid:	March 31, 2026	December 31, 2025
Class A common shares (2026 and 2025: 17,320,078)	$173	$173
Class B common shares (2026: 66,549,525 and 2025: 66,305,707)	665	663
Class C common shares (2026 and 2025: 15,403,649)	154	154
Total	$992	$990

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2025	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000
Balance - March 31, 2026	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000
Share class conversions	—	1,500,000	(1,500,000)	—	—
Balance - March 31, 2025	26,944,807	81,705,911	17,875,670	23,473,612	150,000,000

The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - December 31, 2025	17,320,078	66,305,707	15,403,649	99,029,434
Vesting of awards	—	1,357,834	—	1,357,834
Share repurchases	—	(1,114,016)	—	(1,114,016)
Balance - March 31, 2026	17,320,078	66,549,525	15,403,649	99,273,252

	Class A	Class B	Class C	Total
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997
Share class conversions	—	1,500,000	(1,500,000)	—
Vesting of awards	—	1,088,108	—	1,088,108
Share repurchases	—	(843,664)	—	(843,664)
Balance - March 31, 2025	17,820,078	66,015,693	17,875,670	101,711,441

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Share Repurchases

On November 4, 2025, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150.0 million, in addition to remaining amounts under the prior authorization    (collectively, the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. All shares repurchased under the Authorization were subsequently cancelled. As of March 31, 2026, $158.8 million remained available for repurchase under the Authorization.

	Three Months Ended
	March 31,
($ in thousands except per share amounts)	2026	2025
Class B Shares repurchased	674,473	495,487
Aggregate repurchase price	$19,706	$10,276
Average price per share	$29.22	$20.74

Dividends

On February 18, 2026, the Board of Directors declared a special dividend of $2.00 per share, or $205.8 million. The dividend was paid on March 30, 2026, to common shareholders of record as of March 6, 2026.

Share Classes

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

During the three months ended March 31, 2026 and 2025, Nil and 1.5 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	March 31,
($ and shares in thousands, except per share information)	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$133,538	$80,872

Denominator:
Weighted average common shares outstanding - basic	99,570	101,938
Effect of dilutive securities	2,227	3,214
Weighted average common shares outstanding - diluted	101,797	105,152

Basic income (loss) per share attributable to common shareholders	$1.34	$0.79
Diluted income (loss) per share attributable to common shareholders	$1.31	$0.77

For the three months ended March 31, 2026 and 2025, common shares available for issuance under share based compensation plans of 0.3 million and Nil, respectively, were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

12. Subsequent Events

TS Hamilton Fund

On April 1, 2026, the Company, Hamilton Re, TS Hamilton Fund, the Managing Member and Two Sigma entered into an agreement (the “Investment Agreement”) governing Hamilton Re’s investment in the TS Hamilton Fund. The Investment Agreement replaces and supersedes the commitment agreement dated July 1, 2023, as amended on January 1, 2025 (the “Prior Commitment Agreement”), which previously governed Hamilton Re’s investment in the TS Hamilton Fund. The Investment Agreement amends or eliminates, among other things, minimum commitment provisions, rolling commitment periods, withdrawal mechanics and certain withdrawal rights that were included in the Prior Commitment Agreement.

Under the Investment Agreement, Hamilton Re agrees, among other things, to use reasonable best efforts to maintain an investment in the TS Hamilton Fund in an amount not less than the lesser of (i) $1.8 billion or (ii) 60% of the Group’s net tangible assets (the “Minimum Commitment Amount”). The Investment Agreement establishes a two‑tier withdrawal structure distinguishing between capital attributable to amounts in excess of the Minimum Commitment Amount (“Sub‑Series A Interests”) and capital at or below such amount (“Sub‑Series B Interests”): (i) withdrawals of Sub‑Series A Interests may be made as of the last calendar day of each calendar quarter upon at least 55 days’ prior notice; and (ii) withdrawals of Sub‑Series B Interests may be made monthly, subject to a six‑month notice requirement and monthly withdrawal limitations, including a maximum withdrawal of 1/12th of the Sub‑Series B Interests per month.

Middle East Conflict

The Company continues to monitor the ongoing uncertainty surrounding the conflict in the Middle East, which commenced on February 28, 2026, and will continue to assess the impact of these events on its loss estimates and financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and related notes thereto included in the Group's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" in this Quarterly Report on Form 10-Q, as well as in "Risk Factors" in the Company's most recently filed Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Index To Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hamilton Insurance Group, Ltd. ("Hamilton", "Hamilton Group", the "Group" or the "Company") is a global specialty insurance and reinsurance company founded in Bermuda in 2013, enhanced by data and technology, focused on producing sustainable underwriting profitability and delivering significant shareholder value. We intend to continue thoughtfully growing our diverse book of business by responding to changing market conditions, prudently managing our capital, and driving sustainable shareholder returns.

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

We see continued growth opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across our underwriting platforms. In recent years the E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. While growth is slowing down, non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business allows us to build a robust and diversified book of business and achieve our profitable growth objectives throughout various market cycles.

In recent years, reinsurance business experienced a supply/demand imbalance in a number of classes, which created strong market conditions. This, combined with our relatively recent AM Best "A" rating upgrade, allowed us to accelerate growth opportunities in these areas. We have observed a change in the supply/demand dynamics in some insurance and reinsurance classes in recent months, particularly property and some specialty classes, which is creating more competitive market conditions. However, we believe pricing is still risk adequate in most areas. Strong underlying market conditions persist in casualty classes, due to continued uncertainty around social inflation.

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

We have a unique and long-term investment management relationship with Two Sigma. Founded in 2001, Two Sigma is a premier investment manager with a strong track record, driven by a differentiated application of technology and data science. The TS Hamilton Fund is a dedicated fund of one managed by Two Sigma with exposures to certain Two Sigma equity and macro strategies, and is designed to provide low-correlated absolute returns, primarily by combining multiple hedged and leveraged systematic and non-systematic investment strategies with proprietary risk management and execution techniques. The TS Hamilton Fund invests in a broad set of financial instruments and is primarily focused on liquid strategies in global equity, FX markets, exchange-listed and over the counter options (and their underlying instruments) and other derivatives. This liquidity profile fits well with our business, while also providing the benefit of access to a dedicated fund of one.

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

Effects of Inflation

Historically, inflation has not had a material effect on the Company’s consolidated results of operations. However, over the last several years, global economic inflation has increased, and there is a risk that it will remain elevated for an extended period. Inflation is subject to many macroeconomic factors beyond our control, including global banking policy, armed conflicts, geo-political risks and supply chain issues. An inflationary economy may result in higher losses and loss adjustment expenses, negatively impact the performance of our fixed income security investment portfolio, or increase our operating expenses, among other unfavorable effects. The ultimate effects of an inflationary or deflationary period are subject to high uncertainty and cannot be accurately estimated until the actual costs are known.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction ("Limited International Footprint Exemption"). The act is a response to the Organization of Economic Cooperation and Development ("OECD") Pillar Two initiative as enacted by the U.K. and Ireland in their respective domestic laws. In substance, these laws require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities, the Undertaxed Profits Rule ("UTPR"). Hamilton Group expects to be exempt from the UTPR until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The Bermuda legislation includes a provision referred to as the Economic Transition Adjustment ("ETA"), which will reduce future years' Bermuda taxable income. As of March 31, 2026, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

Summary of Critical Accounting Estimates

Our critical accounting estimates include "Reserve for Losses and Loss Adjustment Expenses", "Premiums Written and Earned", "Ceded Reinsurance and Unpaid Losses and Loss Adjustment Expenses Recoverable" and "Fair Value of Investments" and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Group’s Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates as disclosed in the Form 10-K for the year ended December 31, 2025.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Three Months Ended
	March 31,
($ in thousands, except per share amounts)	2026	2025
Gross premiums written	$940,110	$843,306
Net premiums written	$653,659	$603,875
Net premiums earned	$570,515	$498,928
Third party fee income(1)	6,750	4,662

Claims and Expenses
Losses and loss adjustment expenses	324,785	395,234
Acquisition costs	144,507	116,881
Other underwriting expenses(2)	50,392	49,734
Underwriting income (loss)(3)	57,581	(58,259)

Net realized and unrealized gains (losses) on investments	151,075	248,793
Net investment income (loss)(4)	26,029	18,927
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	177,104	267,720

Net foreign exchange gains (losses)	4,539	(2,529)
Corporate expenses(2)	11,072	12,968
Amortization of intangible assets	4,020	3,890
Interest expense	4,777	5,602
Income tax expense (benefit)	2,323	3,206
Net income (loss)	217,032	181,266
Net income (loss) attributable to non-controlling interest(5)	83,494	100,394
Net income (loss) attributable to common shareholders	$133,538	$80,872
Diluted income (loss) per share attributable to common shareholders	$1.31	$0.77
Dividends per common share	$2.00	$—

Key Ratios
Attritional loss ratio - current year	54.5%	51.9%
Attritional loss ratio - prior year development	2.4%	(2.9)%
Catastrophe loss ratio - current year	0.0%	32.0%
Catastrophe loss ratio - prior year development	0.0%	(1.8)%
Loss and loss adjustment expense ratio	56.9%	79.2%
Acquisition cost ratio	25.3%	23.4%
Other underwriting expense ratio	7.6%	9.0%
Combined ratio	89.8%	111.6%

Return on average common shareholders' equity	4.8%	3.4%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	March 31, 2026	December 31, 2025
Tangible book value per common share	$26.57	$27.62
Accumulated dividends	$2.00	$—
Tangible book value per common share plus accumulated dividends	$28.57	$27.62
Change in tangible book value per common share plus accumulated dividends	3.4%

Book value per common share	$27.42	$28.50
Accumulated dividends	$2.00	$—
Book value per common share plus accumulated dividends	$29.42	$28.50
Change in book value per common share plus accumulated dividends	3.2%

Balance Sheet Data
Total assets	$9,864,009	$9,571,613
Total shareholders' equity	$2,722,450	$2,822,099

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $11.1 million and $13.0 million for the three months ended March 31, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended March 31, 2026 and 2025:

Gross premiums written Gross premiums written were $940.1 million and $843.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in gross premiums written was primarily driven by our casualty reinsurance and insurance classes and specialty insurance classes as a result of growth in both new and existing business, partially offset by a decrease in our property reinsurance classes primarily as a result of lower reinstatement premiums for the three months ended March 31, 2026.

Underwriting results The combined ratio was 89.8% and 111.6% for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily driven by a decrease in the catastrophe loss ratio and other underwriting expense ratio, partially offset by an increase in the attritional loss ratio and acquisition cost ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2026
Attritional losses	$310,851	54.5%	$13,934	2.4%	$324,785	56.9%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$310,851	54.5%	$13,934	2.4%	$324,785	56.9%

March 31, 2025
Attritional losses	$259,241	51.9%	$(14,494)	(2.9)%	$244,747	49.0%
Catastrophe losses	159,703	32.0%	(9,216)	(1.8)%	150,487	30.2%
Total	$418,944	83.9%	$(23,710)	(4.7)%	$395,234	79.2%

Attritional loss ratio - current year for the three months ended March 31, 2026 was 54.5% compared to 51.9% for the three months ended March 31, 2025, an increase of 2.6 percentage points. The increase was primarily driven by a change in business mix, including more casualty reinsurance and specialty insurance business.

Attritional loss ratio - prior year for the three months ended March 31, 2026 was an unfavorable 2.4% compared to a favorable 2.9% for the three months ended March 31, 2025, an increase of 5.3 percentage points. The attritional loss ratio - prior year for the three months ended March 31, 2026 was primarily driven by additional loss information in relation to the Baltimore Bridge collapse. In addition, casualty business protected by the loss portfolio transfer ("LPT") discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $0.1 million and a change in the deferred gain of $0.2 million, for a total net positive earnings impact of $0.3 million. The attritional loss ratio - prior year for the three months ended March 31, 2025 was primarily driven by favorable development in both our International and Bermuda specialty and property classes. In addition, casualty business protected by the LPT benefited from favorable development in the underlying reserves of $1.0 million, which was partially offset by a change in the deferred gain of $0.5 million, for a total net positive earnings impact of $0.5 million.

Catastrophe losses - current year and prior year development were $Nil for the three months ended March 31, 2026. Catastrophe losses for the three months ended March 31, 2025 were as a result of the California wildfires of $159.7 million, partially offset by favorable prior year development of $9.2 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$176,550	$203,961
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	554	63,759
	$177,104	$267,720

Net income (loss) attributable to non-controlling interest - TSHF	$83,494	$100,394
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $176.6 million and $204.0 million for the three months ended March 31, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $93.1 million and $103.6 million for the three months ended March 31, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 4.3% and 5.5% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, TS Hamilton Fund experienced gains in single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains in single name equities trading were led by the U.S., followed by China onshore and Europe. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the scientific discretionary macro vehicle, NTV. Gains in macro trading were led by commodities in FTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the relative value rates vehicle, KTV.

For the three months ended March 31, 2025, TS Hamilton Fund experienced gains in single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains in single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Gains in macro trading were led by commodities in FTV and equities in HTV.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $0.6 million and $63.8 million for the three months ended March 31, 2026 and 2025, respectively. Income for the three months ended March 31, 2026 was driven by investment income on a larger portfolio of higher-yielding assets, offset by negative mark-to-market returns. Income for the three months ended March 31, 2025 was primarily driven by investment income and positive mark-to-market returns.

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

International Segment

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Gross premiums written	$442,908	$369,959
Net premiums written	$287,436	$228,975
Net premiums earned	$290,791	$240,567
Third party fee income	2,546	4,332

Claims and Expenses
Losses and loss adjustment expenses	163,855	145,671
Acquisition costs	81,204	62,790
Other underwriting expenses	41,299	35,623
Underwriting income (loss)	$6,979	$815

Attritional losses - current year	$159,912	$125,323
Attritional losses - prior year development	3,943	(8,692)
Catastrophe losses - current year	—	29,040
Catastrophe losses - prior year development	—	—
Losses and loss adjustment expenses	$163,855	$145,671

Attritional loss ratio - current year	54.9%	52.1%
Attritional loss ratio - prior year development	1.4%	(3.6)%
Catastrophe loss ratio - current year	0.0%	12.1%
Catastrophe loss ratio - prior year development	0.0%	0.0%
Losses and loss adjustment expense ratio	56.3%	60.6%
Acquisition cost ratio	27.9%	26.1%
Other underwriting expense ratio	13.3%	13.0%
Combined ratio	97.5%	99.7%

Gross Premiums Written

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Property	$54,496	$54,526
Casualty	166,577	135,563
Specialty	221,835	179,870
Total	$442,908	$369,959

Gross premiums written increased by $72.9 million, or 19.7%, from $370.0 million for the three months ended March 31, 2025 to $442.9 million for the three months ended March 31, 2026, primarily driven by growth in both new and existing business in casualty and specialty insurance classes.

Net Premiums Earned

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Property	$50,586	$45,705
Casualty	99,880	90,568
Specialty	140,325	104,294
Total	$290,791	$240,567

Net premiums earned increased by $50.2 million, or 20.9%, from $240.6 million for the three months ended March 31, 2025 to $290.8 million for the three months ended March 31, 2026. The increase was primarily driven by growth in our specialty insurance and reinsurance classes and casualty insurance classes. Specialty insurance growth was primarily driven by accident & health, fine art & specie and marine & energy; specialty reinsurance growth was primarily driven by surety reinsurance and treaty reinsurance; and casualty insurance growth was primarily driven by U.S. excess and surplus lines and professional lines.

Third Party Fee Income

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Third party fee income	$2,546	$4,332

Third party fee income decreased by $1.8 million, from $4.3 million for the three months ended March 31, 2025 to $2.5 million for the three months ended March 31, 2026. The decrease was primarily due to a decrease in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2026
Attritional losses	$159,912	54.9%	$3,943	1.4%	$163,855	56.3%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$159,912	54.9%	$3,943	1.4%	$163,855	56.3%

March 31, 2025
Attritional losses	$125,323	52.1%	$(8,692)	(3.6)%	$116,631	48.5%
Catastrophe losses	29,040	12.1%	—	0.0%	29,040	12.1%
Total	$154,363	64.2%	$(8,692)	(3.6)%	$145,671	60.6%

Attritional loss ratio - current year for the three months ended March 31, 2026 was 54.9% compared to 52.1% for the three months ended March 31, 2025, an increase of 2.8 percentage points. The increase was primarily driven by a change in business mix, including more specialty insurance business.

Attritional loss ratio - prior year for the three months ended March 31, 2026 was an unfavorable 1.4% compared to a favorable 3.6% for the three months ended March 31, 2025, an increase of 5.0 percentage points. The unfavorable attritional loss ratio - prior year for the three months ended March 31, 2026 was primarily driven by additional loss information in relation to the Baltimore Bridge collapse. In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from favorable development in the underlying reserves of $0.1 million and a change in the deferred gain of $0.2 million, for a total net positive earnings impact of $0.3 million.

Catastrophe losses - current year and prior year were $Nil for the three months ended March 31, 2026. Catastrophe losses for the three months ended March 31, 2025 were as a result of the California wildfires of $29.0 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025	'26 vs '25 point r
Property	$19,390	$15,411	38.3%	33.7%	4.6
Casualty	18,420	17,494	18.4%	19.3%	(0.9)
Specialty	43,394	29,885	30.9%	28.7%	2.2
Total	$81,204	$62,790	27.9%	26.1%	1.8

The acquisition cost ratio for the three months ended March 31, 2026 was 27.9%, compared to 26.1% for the three months ended March 31, 2025, an increase of 1.8 percentage points. The increase was primarily driven by specialty insurance and reinsurance classes, due to a change in business mix.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Other underwriting expenses	$41,299	$35,623
Other underwriting expense ratio	13.3%	13.0%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $41.3 million for the three months ended March 31, 2026, an increase of $5.7 million, or 15.9%, compared to $35.6 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in personnel costs and the impact of a strengthening British Pound against the U.S. Dollar.

The other underwriting expense ratio for the three months ended March 31, 2026 and 2025 increased modestly from 13.0% to 13.3%, driven by an increase in the underlying costs and a decrease in third party fee income, partially offset by growth in the premium base.

Bermuda Segment

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Gross premiums written	$497,202	$473,347
Net premiums written	$366,223	$374,900
Net premiums earned	$279,724	$258,361
Third party fee income	4,204	330

Claims and Expenses
Losses and loss adjustment expenses	160,930	249,563
Acquisition costs	63,303	54,091
Other underwriting expenses	9,093	14,111
Underwriting income (loss)	$50,602	$(59,074)

Attritional losses - current year	$150,939	$133,918
Attritional losses - prior year development	9,991	(5,802)
Catastrophe losses - current year	—	130,663
Catastrophe losses - prior year development	—	(9,216)
Losses and loss adjustment expenses	$160,930	$249,563

Attritional loss ratio - current year	53.9%	51.8%
Attritional loss ratio - prior year development	3.6%	(2.2)%
Catastrophe loss ratio - current year	0.0%	50.6%
Catastrophe loss ratio - prior year development	0.0%	(3.6)%
Losses and loss adjustment expense ratio	57.5%	96.6%
Acquisition cost ratio	22.6%	20.9%
Other underwriting expense ratio	1.7%	5.3%
Combined ratio	81.8%	122.8%

Gross Premiums Written

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Property	$193,738	$223,077
Casualty	230,853	179,534
Specialty	72,611	70,736
Total	$497,202	$473,347

Gross premiums written increased by $23.9 million, or 5.0%, from $473.3 million for the three months ended March 31, 2025 to $497.2 million for the three months ended March 31, 2026, primarily driven by growth in both new and existing business in casualty reinsurance classes, partially offset by a decrease in property reinsurance classes as a result of lower reinstatement premiums for the three months ended March 31, 2026.

Net Premiums Earned

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Property	$76,239	$95,468
Casualty	166,098	127,104
Specialty	37,387	35,789
Total	$279,724	$258,361

Net premiums earned increased by $21.4 million, or 8.3%, from $258.4 million for the three months ended March 31, 2025 to $279.7 million for the three months ended March 31, 2026, primarily driven by new business and volume growth in our casualty reinsurance classes, partially offset by a decrease in our property reinsurance classes as a result of lower reinstatement premiums for the three months ended March 31, 2026. The increase in casualty reinsurance was primarily driven by general liability lines.

Third Party Fee Income

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Third party fee income	$4,204	$330

Third party fee income is generated by certain management and performance based fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and increased by $3.9 million, from $0.3 million for the three months ended March 31, 2025 to $4.2 million for the three months ended March 31, 2026.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
March 31, 2026
Attritional losses	$150,939	53.9%	$9,991	3.6%	$160,930	57.5%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$150,939	53.9%	$9,991	3.6%	$160,930	57.5%

March 31, 2025
Attritional losses	$133,918	51.8%	$(5,802)	(2.2)%	$128,116	49.6%
Catastrophe losses	130,663	50.6%	(9,216)	(3.6)%	121,447	47.0%
Total	$264,581	102.4%	$(15,018)	(5.8)%	$249,563	96.6%

Attritional loss ratio - current year for the three months ended March 31, 2026 was 53.9% compared to 51.8% for the three months ended March 31, 2025, an increase of 2.1 percentage points. The increase was primarily driven by a change in business mix, including more proportional casualty reinsurance business.

Attritional loss ratio - prior year for the three months ended March 31, 2026 was an unfavorable 3.6%, compared to a favorable 2.2% for the three months ended March 31, 2025, an increase of 5.8 percentage points. The unfavorable attritional loss ratio - prior year for the three months ended March 31, 2026 was primarily driven by additional loss information in relation to the Baltimore Bridge collapse.

Catastrophe losses - current year and prior year were $Nil for the three months ended March 31, 2026. Catastrophe losses for the three months ended March 31, 2025 were as a result of the California wildfires of $130.6 million, partially offset by favorable prior year development of $9.2 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025	'26 vs '25 point r
Property	$11,330	$12,489	14.9%	13.1%	1.8
Casualty	43,227	33,581	26.0%	26.4%	(0.4)
Specialty	8,746	8,021	23.4%	22.4%	1.0
Total	$63,303	$54,091	22.6%	20.9%	1.7

The acquisition cost ratio for the three months ended March 31, 2026 was 22.6%, compared to 20.9% for the three months ended March 31, 2025. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes, partially offset by an increase in ceded commission income. The three months ended March 31, 2025 benefited from higher reinstatement premiums, which do not attract acquisition costs.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Other underwriting expenses	$9,093	$14,111
Other underwriting expense ratio	1.7%	5.3%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended March 31, 2026 were $9.1 million, a decrease of $5.0 million, or 35.6%, compared to $14.1 million for the three months ended March 31, 2025. The decrease was primarily driven by Bermuda substance-based tax credits, partially offset by an increase in personnel costs.

The other underwriting expense ratio for the three months ended March 31, 2026 and 2025 decreased from 5.3% to 1.7%, driven by the Bermuda substance-based tax credits, certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd and growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$176,550	$203,961
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	554	63,759
	$177,104	$267,720

Net income (loss) attributable to non-controlling interest - TSHF	$83,494	$100,394
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $176.6 million and $204.0 million for the three months ended March 31, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $93.1 million and $103.6 million for the three months ended March 31, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 4.3% and 5.5% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, TS Hamilton Fund experienced gains in single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains in single name equities trading were led by the U.S., followed by China onshore and Europe. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the scientific discretionary macro vehicle, NTV. Gains in macro trading were led by commodities in FTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the relative value rates vehicle, KTV.

For the three months ended March 31, 2025, TS Hamilton Fund experienced gains in single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains in single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Gains in macro trading were led by commodities in FTV and equities in HTV.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $0.6 million and $63.8 million for the three months ended March 31, 2026 and 2025, respectively. Income for the three months ended March 31, 2026 was driven by investment income on a larger portfolio of higher-yielding assets, offset by negative mark-to-market returns. Income for the three months ended March 31, 2025 was primarily driven by investment income and positive mark-to-market returns.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net foreign exchange gains (losses)	$4,539	$(2,529)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange gains of $4.5 million and losses of $2.5 million for the three months ended March 31, 2026 and 2025, respectively, were primarily driven by the remeasurement of insurance related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Corporate expenses	$11,072	$12,968

Corporate expenses for the three months ended March 31, 2026 were $11.1 million, compared to $13.0 million for the three months ended March 31, 2025, a decrease of $1.9 million. The decrease was primarily driven by the impact of the Bermuda substance-based tax credits.

Amortization of Intangible Assets

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Amortization of intangible assets	$4,020	$3,890

Amortization of intangible assets of $4.0 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, relates to internally developed software and intangible assets acquired in a business combination.

Interest Expense

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Interest expense	$4,777	$5,602

Interest expense of $4.8 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense is primarily driven by the movement in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Income tax expense (benefit)	$2,323	$3,206

Income tax expense for the three months ended March 31, 2026 was $2.3 million on pre-tax income of $219.4 million, compared to income tax expense of $3.2 million on pre-tax income of $184.5 million for the three months ended March 31, 2025, a decrease of $0.9 million. Income tax expense was primarily driven by withholding taxes on investment income from TS Hamilton Fund.

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

	As at
($ in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Closing common shareholders' equity	$2,722,450	$2,822,099
Closing common shares outstanding	99,273,252	99,029,434
Book value per common share	$27.42	$28.50
Accumulated dividends	$2.00	$—
Book value per common share plus accumulated dividends	$29.42	$28.50

Book value per common share was $27.42 at March 31, 2026, a $1.08 or 3.8% decrease from the Company’s book value per common share of $28.50 at December 31, 2025 and a $0.92 or 3.2% increase from $28.50 when incorporating the impact of the special dividend paid to common shareholders in the three months ended March 31, 2026.

The increase in book value per common share plus accumulated dividends was primarily driven by the Company’s net income attributable to common shareholders of $133.5 million. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

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

	As at
($ in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Closing common shareholders' equity	$2,722,450	$2,822,099
Intangible assets	84,331	86,624
Closing common shareholders' equity, less intangible assets	$2,638,119	$2,735,475

Closing common shares outstanding	99,273,252	99,029,434
Tangible book value per common share	$26.57	$27.62
Accumulated dividends	$2.00	$—
Tangible book value per common share plus accumulated dividends	$28.57	$27.62

Tangible book value per common share was $26.57 at March 31, 2026, a $1.05 or 3.8% decrease from the Company’s tangible book value per common share of $27.62 at December 31, 2025 and a $0.95 or 3.4% increase from $27.62 when incorporating the impact of the special dividend paid to common shareholders in the three months ended March 31, 2026.

The increase in book value per common share plus accumulated dividends was primarily driven by the Company’s net income attributable to common shareholders of $133.5 million. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate it by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net income (loss) attributable to common shareholders	$133,538	$80,872
Average common shareholders' equity for the period	$2,772,275	$2,364,024
Return on average common shareholders' equity	4.8%	3.4%

ROACE was 4.8% for the three months ended March 31, 2026, compared to 3.4% for the three months ended March 31, 2025. The increase was primarily driven by the higher net income attributable to common shareholders for the three months ended March 31, 2026.

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

The following table reconciles underwriting income (loss) to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Underwriting income (loss)	$57,581	$(58,259)
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	177,104	267,720
Net foreign exchange gains (losses)	4,539	(2,529)
Corporate expenses	(11,072)	(12,968)
Amortization of intangible assets	(4,020)	(3,890)
Interest expense	(4,777)	(5,602)
Income tax (expense) benefit	(2,323)	(3,206)
Net income (loss), prior to non-controlling interest	$217,032	$181,266

Third Party Fee Income

Third party fee income includes income that is incremental and/or directly attributable to our underwriting operations. It is primarily comprised of fees earned by the International segment for management services provided to third party syndicates and consortia and by the Bermuda segment for management and performance based fees generated by our third party capital manager, Ada Capital Management Limited. We believe that this measure is a relevant component of our underwriting income (loss).

The following table reconciles third party fee income to other income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Third party fee income	$6,750	$4,662
Other income (loss)	$6,750	$4,662

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most directly comparable GAAP financial measure:

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Other underwriting expenses	$50,392	$49,734
Corporate expenses	11,072	12,968
General and administrative expenses	$61,464	$62,702

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

The Company also invests in TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has a commitment with TS Hamilton Fund to maintain an amount up to the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets in TS Hamilton Fund, such lesser amount, the "Minimum Commitment Amount", for a three-year period (the "Initial Term") and for rolling three-year periods thereafter (each such three-year period the "Commitment Period"), subject to certain circumstances and the liquidity options described below, with the current Commitment Period ending on June 30, 2028. The Commitment Period consists of a three-year rolling term that automatically renews on an annual basis unless Hamilton Re or the Managing Member provide advance notice of non-renewal. See Note 12, Subsequent Events in the accompanying unaudited condensed consolidated financial statements for further details. Two Sigma is a United States Securities and Exchange Commission registered investment adviser specializing in quantitative analysis. The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators.

Cash and Investments

At March 31, 2026 and December 31, 2025, total cash and investments was $6.1 billion and $6.2 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	March 31, 2026		December 31, 2025
Fixed maturity investments, at fair value	$3,016,314	49%	$3,238,543	52%
Short-term investments, at fair value	451,185	7%	200,459	3%
	3,467,499	56%	3,439,002	55%
Investments in Two Sigma Funds, at fair value	1,685,031	28%	1,587,658	26%
Total investments	5,152,530	84%	5,026,660	81%
Cash and cash equivalents	842,484	14%	1,062,359	17%
Restricted cash and cash equivalents	113,033	2%	109,731	2%
Total cash and cash equivalents	955,517	16%	1,172,090	19%
Total cash and investments	$6,108,047	100%	$6,198,750	100%

Total cash and investments decreased from $6.2 billion at December 31, 2025 to $6.1 billion at March 31, 2026. The decrease was primarily driven by the payment of a special dividend and mark-to-market losses recognized on our fixed maturities and short-term investments trading portfolio, partially offset by positive investment returns on the TS Hamilton Fund and the continued deployment of cash into the fixed maturity trading portfolio.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	March 31, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$638,367	$1,035	$(5,383)	$634,019
U.S. states, territories and municipalities	12,830	61	(82)	12,809
Non-U.S. sovereign governments and supranationals	114,708	1,436	(2,798)	113,346
Corporate	1,640,005	13,483	(15,739)	1,637,749
Residential mortgage-backed securities - Agency	232,165	1,783	(5,204)	228,744
Residential mortgage-backed securities - Non-agency	59,002	159	(1,241)	57,920
Commercial mortgage-backed securities - Non-agency	82,393	346	(540)	82,199
Other asset-backed securities	249,772	443	(687)	249,528
Total fixed maturities	3,029,242	18,746	(31,674)	3,016,314
Short-term investments	450,836	435	(86)	451,185
Total	$3,480,078	$19,181	$(31,760)	$3,467,499

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$795,780	$4,782	$(2,728)	$797,834
U.S. states, territories and municipalities	12,924	89	(53)	12,960
Non-U.S. sovereign governments and supranationals	108,296	3,102	(537)	110,861
Corporate	1,557,582	29,899	(3,337)	1,584,144
Residential mortgage-backed securities - Agency	370,516	4,419	(9,285)	365,650
Residential mortgage-backed securities - Non-agency	33,052	319	(826)	32,545
Commercial mortgage-backed securities - Non-agency	94,223	835	(360)	94,698
Other asset-backed securities	238,567	1,401	(117)	239,851
Total fixed maturities	3,210,940	44,846	(17,243)	3,238,543
Short-term investments	200,052	419	(12)	200,459
Total	$3,410,992	$45,265	$(17,255)	$3,439,002

The fair value of the Company’s fixed maturity trading portfolio and short-term investments was $3.5 billion and $3.4 billion at March 31, 2026 and December 31, 2025, respectively.

Short-term investments at March 31, 2026 and December 31, 2025 of $451.2 million and $200.5 million, respectively, include $450.8 million and $199.0 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See the following discussion for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	March 31, 2026			December 31, 2025
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$634,019	18%	Aa1	$797,834	23%	Aa1
U.S. states, territories and municipalities	12,809	0%	Aa2	12,960	0%	Aa2
Non-U.S. sovereign governments and supranationals	113,346	3%	Aa1	110,861	3%	Aa1
Corporate	1,637,749	48%	A3	1,584,144	46%	A3
Residential mortgage-backed securities - Agency	228,744	7%	Aa1	365,650	11%	Aa1
Residential mortgage-backed securities - Non-agency	57,920	2%	Aa1	32,545	1%	Aaa
Commercial mortgage-backed securities - Non-agency	82,199	2%	Aa1	94,698	3%	Aa1
Other asset-backed securities	249,528	7%	Aa1	239,851	7%	Aa1
Total fixed maturities	3,016,314	87%	A1	3,238,543	94%	Aa3
Short-term investments	451,185	13%	Aa1	200,459	6%	Aa1
Total fixed maturities and short-term investments	$3,467,499	100%	Aa3	$3,439,002	100%	Aa3

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	March 31, 2026	December 31, 2025
Average credit quality	A1	Aa3
Average yield to maturity	4.5%	4.1%
Expected average duration (in years)	3.7	3.4

At March 31, 2026 and December 31, 2025, 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa3 or higher) by third party rating services. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, at March 31, 2026 and December 31, 2025 was A1 and Aa3, respectively.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 4.5% at March 31, 2026 from 4.1% at December 31, 2025.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.7 years and 3.4 years at March 31, 2026 and December 31, 2025, respectively.

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

The Company owns the following interest in each of the Two Sigma Funds:

	As at March 31, 2026
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	15.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	9.4%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.2%
Two Sigma Futures Portfolio, LLC	FTV	6.3%
Two Sigma Horizon Portfolio, LLC	HTV	5.2%
Two Sigma Navigator Portfolio, LLC	NTV	5.8%
Two Sigma Kuiper Portfolio, LLC	KTV	5.0%

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

The Company’s investments in Two Sigma Funds are as follows:

	March 31, 2026			December 31, 2025
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$582,060	$164,029	$746,089	$500,616	$131,996	$632,612
Two Sigma Equity Spectrum Portfolio, LLC	255,466	37,639	293,105	187,718	49,906	237,624
Two Sigma Absolute Return Portfolio, LLC	10,639	160	10,799	93,092	8,882	101,974
Two Sigma Futures Portfolio, LLC	166,144	52,947	219,091	192,064	44,998	237,062
Two Sigma Horizon Portfolio, LLC	239,806	10,110	249,916	241,090	4,585	245,675
Two Sigma Navigator Portfolio, LLC	130,896	4,355	135,251	110,577	(9,585)	100,992
Two Sigma Kuiper Portfolio, LLC	31,944	(1,164)	30,780	30,406	1,313	31,719
Total	$1,416,955	$268,076	$1,685,031	$1,355,563	$232,095	$1,587,658

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $1.6 billion at December 31, 2025 to $1.7 billion at March 31, 2026 is primarily driven by investment gains, asset allocations and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$305,499	$648,726
Short-term investments	450,809	198,986
Investments in Two Sigma Funds, at fair value	1,685,031	1,587,658
Receivables for investments sold	6,162	57,938
Interest and dividends receivable	1,338	1,110
Total assets	2,448,839	2,494,418

Liabilities
Payable for investments purchased	93,741	192,467
Withdrawal payable	62,058	123,376
Accounts payable and accrued expenses	235	214
Total liabilities	156,034	316,057
Total net assets managed by TS Hamilton Fund	$2,292,805	$2,178,361

Total net assets in TS Hamilton Fund were $2.3 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2026 and December 31, 2025, total unrestricted cash and cash equivalents were $842.5 million and $1.1 billion, respectively, and total restricted cash and cash equivalents were $113.0 million and $109.7 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Group’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 17, Statutory Requirements in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025 for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies.

During the three months ended March 31, 2026 and 2025, Hamilton Group received $256.0 million and $22.0 million, respectively, of distributions from its subsidiaries. The Company’s primary use of funds includes common share repurchases, interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. The Company also declared and paid a special dividend of $2.00 per common share, or $199.4 million, in the three months ended March 31, 2026. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 10, Share Capital, in the accompanying unaudited condensed consolidated financial statements for further detail of common share repurchases in the three months ended March 31, 2026. Management believes the dividend distribution capacity of Hamilton Group’s subsidiaries, which was estimated at $620.1 million at December 31, 2025, will provide the Company with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

Hamilton Group’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to the Company. The subsidiaries’ remaining cash flows are generally invested into the fixed maturities and short-term investments trading portfolio and used to fund common share repurchases or acquisitions.

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

The regulations governing the Company’s principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity are discussed in Note 17, Statutory Requirements in the Company’s audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2025.

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$100,828	$34,901
Investing activities	(27,802)	(150,584)
Financing activities	(285,581)	(78,253)
Effect of exchange rate changes on cash	(4,018)	6,146
Net increase (decrease) in cash and cash equivalents	$(216,573)	$(187,790)

Net cash provided by (used in) operating activities was $100.8 million and $34.9 million in the three months ended March 31, 2026 and 2025, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(27.8) million and $(150.6) million in the three months ended March 31, 2026 and 2025, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover, asset allocations within the TS Hamilton Fund, and our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(285.6) million and $(78.3) million in the three months ended March 31, 2026 and 2025, respectively. Net cash used in financing activities for the three months ended March 31, 2026 was primarily driven by the special dividend, incentive allocations paid to TS Hamilton Fund and share repurchases. Net cash used in financing activities for the three months ended March 31, 2025 was primarily driven by incentive allocations paid to TS Hamilton Fund and share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details of common share repurchases for the three months ended March 31, 2026 and 2025.

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

See Note 12, Subsequent Events in the accompanying unaudited condensed consolidated financial statements for further details.

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at March 31, 2026 could be available in one to three business days under normal market conditions, except for $741.3 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and $255.5 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	March 31 2026	December 31, 2025
Shareholders' equity	$2,722,450	$2,822,099

The Company’s consolidated shareholders' equity was $2.7 billion at March 31, 2026, a 3.5% decrease compared to $2.8 billion at December 31, 2025. The primary driver of the decrease in total capital was the special dividend and share repurchases (see Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details), partially offset by the Company’s net income attributable to common shareholders of $133.5 million for the three months ended March 31, 2026.

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

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	As at
($ in thousands)	March 31, 2026	December 31, 2025
Outstanding loan balance	$150,000	$150,000
Loan fair value	149,874	150,280
Unamortized loan issuance costs	$231	$257

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three months ended March 31, 2026 and 2025. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share and per share information)
Authorized:
Common shares of $0.01 par value each (2026 and 2025: 150,000,000)
	As at
Issued, outstanding and fully paid:	March 31, 2026	December 31, 2025
Class A common shares (2026 and 2025: 17,320,078)	$173	$173
Class B common shares (2026: 66,549,525 and 2025: 66,305,707)	665	663
Class C common shares (2026 and 2025: 15,403,649)	154	154
Total	$992	$990

On November 4, 2025, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150.0 million, in addition to remaining amounts under the prior authorization (collectively, the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. All shares repurchased under the Authorization were subsequently cancelled. As of March 31, 2026, $158.8 million remained available for repurchase under the Authorization.

	Three Months Ended
	March 31,
($ in thousands except per share amounts)	2026	2025
Class B Shares repurchased	674,473	495,487
Aggregate repurchase price	$19,706	$10,276
Average price per share	$29.22	$20.74

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

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At March 31, 2026, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch. This currently bears a fee of 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at March 31, 2026.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

As at
($ in thousands)	March 31, 2026
Available letter of credit and revolving loan facilities - commitments	$1,001,863
Available letter of credit and revolving loan facilities - in use	788,389

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$107,158
Pledged interests in fixed income portfolio	254,413
Cash(1)	1,128
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

The financial strength ratings of our principal operating subsidiaries and our holding company are presented below. All information is as of April 30, 2026, at which time the outlook for each of the below ratings was "Stable".

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

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2026.

See Note 7, Reserve for Losses and Loss Adjustment Expenses in the accompanying unaudited condensed consolidated financial statements for the reconciliation of the gross and net reserve for losses and loss adjustment expenses and for a discussion of prior year reserve development.

Paid and unpaid losses and loss adjustment expenses recoverable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claim events by reinsuring certain levels of risk with other reinsurers. See Summary of Critical Accounting Estimates – Ceded reinsurance and unpaid losses and loss adjustment expenses recoverable in our Form 10-K for the year ended December 31, 2025 for a detailed discussion of the Company’s risks related to ceded reinsurance agreements and the Company’s process to evaluate the financial condition of its reinsurers.

See Summary of Critical Accounting Estimates — Reserve for Losses and Loss Adjustment Expenses in our Form 10-K for the year ended December 31, 2025 for a detailed discussion of losses and loss adjustment expenses.

Recent Accounting Pronouncements

At March 31, 2026, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to four types of market risk: interest rate risk, credit spread risk, equity price risk, and foreign currency risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. There were no material changes to these market risks, as disclosed in "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Form 10-K for the year ended December 31, 2025. See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Form 10-K for the year ended December 31, 2025 for a discussion of our exposure to these risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in Note 15, Commitments and Contingencies, in our Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our known material risk factors. The disclosures below reflect material updates to certain of those risk factors and should be read in conjunction with the risk factor disclosures included in our Form 10-K. Except as described below, there have been no material changes to the risk factors previously disclosed.

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

The Investment Agreement governing our investment in the TS Hamilton Fund, which replaced and superseded the prior commitment agreement as of April 1, 2026, includes certain conditions relating to our actions with respect to the fund, including notice periods, withdrawal limits and timing constraints. In particular, Hamilton Re is required to use reasonable best efforts to maintain an investment in the TS Hamilton Fund in an amount not less than the lesser of $1.8 billion or 60% of the Group’s net tangible assets. While capital invested above the minimum commitment amount may generally be eligible for quarterly withdrawal, amounts invested at or below the minimum commitment amount are subject to extended notice periods and monthly withdrawal caps, which could delay our ability to access capital during periods of elevated claims activity or market stress. As a result, we may be unable to reallocate capital away from the TS Hamilton Fund to meet liquidity needs or pursue alternative investment opportunities, which could exacerbate the impact of adverse market conditions and materially adversely affect our business, financial condition and results of operations.

We have significant exposure to, and limited control over, the TS Hamilton Fund, which materially constrains our flexibility and could materially adversely affect our business, financial condition and results of operations.

A material portion of our investment portfolio is invested in the TS Hamilton Fund, which is managed by Two Sigma and, pursuant to the Investment Agreement, Hamilton Re is obligated to use reasonable best efforts to maintain an investment in the TS Hamilton Fund in an amount not less than the lesser of $1.8 billion or 60% of the Group’s net tangible assets. We do not control the TS Hamilton Fund’s investment strategy or day‑to‑day operations, have limited rights to withdraw capital, and cannot remove the Managing Member. Interests in the TS Hamilton Fund are illiquid, and our ability to withdraw capital is subject to contractual notice periods, withdrawal limits and timing constraints, which may restrict our access to capital. Under the Investment Agreement, our investment is subject to a two‑tier withdrawal structure that distinguishes between capital invested in excess of the minimum commitment amount and capital invested at or below such amount. Capital invested in excess of the minimum commitment amount may generally be withdrawn on a quarterly basis with advance notice, while capital invested at or below the minimum commitment amount is subject to extended notice periods and monthly withdrawal limitations that may require withdrawals to be effected over an extended period of time. Accordingly, a substantial portion of our assets invested in the TS Hamilton Fund may not be readily available to meet our liquidity needs, which could adversely affect our business, financial condition and results of operations.

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

The TS Hamilton Fund performance depends on Two Sigma’s ability to select and manage appropriate investments by combining multiple systematic, non-systematic and discretionary investment strategies. In recent years there have been a variety of management and governance challenges at Two Sigma and the management committee of Two Sigma’s general partner has been unable to reach agreement on a number of topics including corporate governance and oversight matters, as well as the definition of roles, authorities, responsibilities and/or compensation for a range of C-level officers. These disagreements have affected Two Sigma’s ability to retain and attract employees (including very senior employees) and could continue to impact the ability of Two Sigma employees to fully implement key research, engineering, or corporate business initiatives. As such disagreements continue, Two Sigma’s ability to achieve the mandate of the TS Hamilton Fund could be impacted over time. In addition, regulatory investigations, litigation and other legal or regulatory matters involving Two Sigma or persons associated with it could divert management attention, adversely impact the stability of leadership teams, or affect employee morale and retention. If these developments persist or intensify, they could disrupt investment processes, alter strategic priorities, or otherwise negatively affect the TS Hamilton Fund’s performance. Regardless of management or governance developments, our ability to withdraw capital from the TS Hamilton Fund is subject to contractual limitations and governed by the withdrawal provisions set forth in the Investment Agreement and the related governing documents of the TS Hamilton Fund, including its Limited Liability Company Agreement, as may be amended from time to time.

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

Two Sigma and its affiliates manage multiple client and proprietary accounts with overlapping strategies, creating actual or perceived conflicts in trade allocation and execution. Decisions made for other clients, including deleveraging or liquidation, may negatively impact positions held by the TS Hamilton Fund. Under the Investment Agreement, Two Sigma retains substantial discretion in the management and allocation of the TS Hamilton Fund’s assets, including the ability to deviate from stated allocation targets and minimum expectations under certain limited circumstances. The Investment Agreement also recognizes that Two Sigma’s obligations may be constrained by its fiduciary duties to other clients or by regulatory considerations, which could limit or delay investment opportunities or strategy execution for the TS Hamilton Fund. In addition, evolving regulation of alternative managers, derivatives, leverage and short selling may impose new restrictions, reporting obligations or emergency measures with little notice, which could impair liquidity and implementation of the TS Hamilton Fund’s investment strategy. Adverse developments involving Two Sigma’s regulatory status or potential conflicts with other client mandates could limit its ability to implement investment decisions or execute trades for the TS Hamilton Fund, which may negatively affect the TS Hamilton Fund’s performance and, in turn, our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
($ in thousands, except per share information)	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase:							$178,497
January 1 - 31, 2026	72,816	$26.24	77,888	$27.90	150,704	$27.10	$176,587
February 1 - 28, 2026	31,409	$31.56	207,850	$30.55	239,259	$30.68	$175,596
March 1 - 31, 2026	570,248	$29.47	153,805	$31.59	724,053	$29.92	$158,792
Total	674,473		439,543		1,114,016		$158,792
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
The timing and amount of any future share repurchases will depend on market conditions, the Company’s business and strategic plans, financial condition, results of operations, liquidity, and other relevant factors. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 10, Share Capital. Repurchases under the Authorization totaled $19.7 million for the three months ended March 31, 2026.
(2) Other shares purchased, when applicable, generally represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File for the period ended March 31, 2026. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2026

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)