Form 10-Q
period 2026-06-30
Hamilton Insurance Group, Ltd.
filed 2026-08-07
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of July 31, 2026 was 65,890,659.

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

There may be other factors that could cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K and our subsequent quarterly reports on Form 10-Q, including this Quarterly Report. You should evaluate all forward-looking statements made herein in the context of these risks and uncertainties.

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

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	June 30, 2026	December 31, 2025
Assets
Fixed maturity investments, at fair value (amortized cost 2026: $3,133,507; 2025: $3,210,940)	$3,114,054	$3,238,543
Short-term investments, at fair value (amortized cost 2026: $355,729; 2025: $200,052)	356,453	200,459
Investments in Two Sigma Funds, at fair value (cost 2026: $1,574,091; 2025: $1,355,563)	1,844,158	1,587,658
Total investments	5,314,665	5,026,660
Cash and cash equivalents	717,335	1,062,359
Restricted cash and cash equivalents	111,631	109,731
Premiums receivable	1,240,034	939,777
Paid losses recoverable	99,228	93,659
Deferred acquisition costs	294,669	257,203
Unpaid losses and loss adjustment expenses recoverable	1,463,936	1,375,857
Receivables for investments sold	185,133	58,029
Prepaid reinsurance	454,535	296,351
Intangible assets	83,163	86,624
Other assets	299,570	265,363
Total assets	$10,263,899	$9,571,613

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$4,783,094	$4,415,176
Unearned premiums	1,654,491	1,377,474
Reinsurance balances payable	491,148	296,400
Payables for investments purchased	61,071	209,853
Term loan, net of issuance costs	149,795	149,743
Accounts payable and accrued expenses	131,905	177,320
Payables to related parties	67,946	123,376
Total liabilities	7,339,450	6,749,342

Non-controlling interest – TS Hamilton Fund	73,613	172

Shareholders’ equity
Common shares:
Class A, authorized (2026 and 2025: 26,444,807), par value $0.01; issued and outstanding (2026 and 2025: 17,320,078)	173	173
Class B, authorized (2026 and 2025: 84,677,932), par value $0.01; issued and outstanding (2026: 65,890,659 and 2025: 66,305,707)	659	663
Class C, authorized (2026 and 2025: 15,403,649), par value $0.01; issued and outstanding (2026 and 2025: 15,403,649)	154	154
Additional paid-in capital	1,126,425	1,134,985
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,727,866	1,690,565
Total shareholders’ equity	2,850,836	2,822,099

Total liabilities, non-controlling interest, and shareholders’ equity	$10,263,899	$9,571,613

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share information)	2026	2025	2026	2025
Revenues
Gross premiums written	$831,041	$712,026	$1,771,152	$1,555,332
Reinsurance premiums ceded	(209,346)	(155,712)	(495,797)	(395,143)
Net premiums written	621,695	556,314	1,275,355	1,160,189

Net change in unearned premiums	(35,688)	(45,151)	(118,833)	(150,098)
Net premiums earned	586,007	511,163	1,156,522	1,010,091

Net realized and unrealized gains (losses) on investments	227,856	208,034	378,933	456,828
Net investment income (loss)	24,440	21,067	50,469	39,994
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	252,296	229,101	429,402	496,822

Other income (loss)	3,904	5,014	10,655	9,676
Net foreign exchange gains (losses)	(2,629)	(4,513)	1,905	(7,039)
Total revenues	839,578	740,765	1,598,484	1,509,550

Expenses
Losses and loss adjustment expenses	361,489	269,928	686,274	665,163
Acquisition costs	145,423	122,815	289,929	239,696
General and administrative expenses	66,931	68,828	128,395	131,530
Amortization of intangible assets	3,700	4,004	7,720	7,895
Interest expense	4,762	4,729	9,538	10,331
Total expenses	582,305	470,304	1,121,856	1,054,615

Income (loss) before income tax	257,273	270,461	476,628	454,935
Income tax expense (benefit)	2,470	2,675	4,793	5,882
Net income (loss)	254,803	267,786	471,835	449,053

Net income (loss) attributable to non-controlling interest	111,021	80,371	194,515	180,765

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$143,782	$187,415	$277,320	$268,288

Per share data
Basic income (loss) per share attributable to common shareholders	$1.45	$1.85	$2.79	$2.64
Diluted income (loss) per share attributable to common shareholders	$1.42	$1.79	$2.73	$2.56

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Common shares
Balance, beginning of period	$992	$1,017	$990	$1,015
Issuance of common shares	1	—	14	11
Repurchases of common shares	(7)	(16)	(18)	(25)
Balance, end of period	986	1,001	986	1,001

Additional paid-in capital
Balance, beginning of period	1,127,868	1,160,569	1,134,985	1,163,609
Issuance of common shares	(1)	(1)	(14)	(12)
Repurchases of common shares	(8,219)	(18,836)	(20,982)	(28,508)
Share compensation expense	6,777	6,839	12,436	13,482
Balance, end of period	1,126,425	1,148,571	1,126,425	1,148,571

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,598,031	1,242,194	1,690,565	1,168,526
Net income (loss)	254,803	267,786	471,835	449,053
Net income (loss) attributable to non-controlling interest	(111,021)	(80,371)	(194,515)	(180,765)
Dividends on common shares	22	—	(205,738)	—
Repurchases of common shares	(13,969)	(16,149)	(34,281)	(23,354)
Balance, end of period	1,727,866	1,413,460	1,727,866	1,413,460

Total shareholders’ equity	$2,850,836	$2,558,591	$2,850,836	$2,558,591
See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($ in thousands)	June 30,
Operating activities	2026	2025
Net income (loss)	$471,835	$449,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,400	8,660
Share compensation expense	12,436	13,482
Net realized (gains) losses on investments	(387,751)	(314,787)
Change in net unrealized (gains) losses on investments	8,818	(142,041)
Other items	2,639	(26,617)
Change in:
Premiums receivable	(300,257)	(276,873)
Paid losses recoverable	(5,569)	2,573
Deferred acquisition costs	(37,466)	(44,417)
Prepaid reinsurance	(158,184)	(141,969)
Unpaid losses and loss adjustment expenses recoverable	(88,079)	(65,620)
Other assets	(33,273)	(14,255)
Reserve for losses and loss adjustment expenses	367,918	451,790
Unearned premiums	277,017	292,067
Reinsurance balances payable	194,748	155,976
Accounts payable and accrued expenses and other	(107,088)	(93,710)
Net cash provided by (used in) operating activities	226,144	253,312

Investing activities
Proceeds from redemptions from Two Sigma Funds	2,119,223	1,449,027
Contributions to Two Sigma Funds	(1,955,306)	(1,582,403)
Purchases of fixed maturity investments	(1,985,618)	(1,084,680)
Proceeds from sales, redemptions and maturity of fixed maturity investments	2,064,654	832,969
Purchases of short-term investments	(729,859)	(658,568)
Proceeds from sales of short-term investments	581,907	860,370
Change in receivables for investments sold	(127,104)	35,735
Change in payables for investments purchased	(148,782)	12,102
Other	(5,870)	(5,378)
Net cash provided by (used in) investing activities	(186,755)	(140,826)

Financing activities
Issuance of common shares	14	11
Repurchases of common shares	(55,281)	(51,887)
Contribution of additional paid-in capital	(14)	(12)
Term loan, net of issuance costs	—	(311)
Withdrawal of non-controlling interest	(121,074)	(111,601)
Dividends on common shares paid	(199,495)	—
Net cash provided by (used in) financing activities	(375,850)	(163,800)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(6,663)	21,759

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(343,124)	(29,555)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,172,090	1,100,852
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$828,966	$1,071,297

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Organization

Hamilton Insurance Group, Ltd. ("Hamilton Group", the "Group", the "Company", "we", "us" or "our"), the ultimate group holding company, was incorporated on September 4, 2013, under the laws of Bermuda. On November 14, 2023, the Company consummated an initial public offering ("IPO") of its Class B common shares, which are listed on the New York Stock Exchange ("NYSE").

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

Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund"), is a Delaware limited liability company. In 2013, Hamilton Re entered into a limited liability company agreement with TS Hamilton Fund and Two Sigma Principals, LLC (the "Managing Member"), a related party Delaware limited liability company which serves as the managing member of TS Hamilton Fund. The Managing Member, on behalf of TS Hamilton Fund, has engaged Two Sigma Investments, LP ("Two Sigma"), a related party Delaware limited partnership, to serve as the fund’s investment manager. Two Sigma is an investment adviser registered with the U.S. Securities and Exchange Commission, specializing in quantitative analysis.

On April 1, 2026, the Company, Hamilton Re, TS Hamilton Fund, the Managing Member and Two Sigma entered into an investment agreement (the "Original Investment Agreement") relating to Hamilton Re’s investment in TS Hamilton Fund. The Original Investment Agreement replaced and superseded the commitment agreement, dated July 1, 2023, as amended on January 1, 2025 (the "Prior Commitment Agreement"), which previously governed such investment. On June 1, 2026, the parties entered into an amended and restated investment agreement (the “Investment Agreement”), which amended and restated, and superseded in its entirety, the Original Investment Agreement. The principal effect of the June 1, 2026 amendment and restatement was to relocate the provisions governing withdrawals from the Investment Agreement to the Sixth Amended and Restated Limited Liability Company Agreement of the TS Hamilton Fund dated May 21, 2026 (the “LLCA”). The terms governing withdrawals were not substantively changed in connection with such amendment and restatement, and, other than the relocation of such provisions, no other material terms were modified.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	June 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$642,619	$162	$(6,806)	$635,975
U.S. states, territories and municipalities	10,706	13	(118)	10,601
Non-U.S. sovereign governments and supranationals	110,285	962	(2,463)	108,784
Corporate	1,737,396	10,459	(15,577)	1,732,278
Residential mortgage-backed securities - Agency	221,454	1,403	(5,243)	217,614
Residential mortgage-backed securities - Non-agency	58,086	156	(1,520)	56,722
Commercial mortgage-backed securities - Non-agency	78,767	209	(586)	78,390
Other asset-backed securities	274,194	433	(937)	273,690
Total fixed maturities	3,133,507	13,797	(33,250)	3,114,054
Short-term investments	355,729	780	(56)	356,453
Total	$3,489,236	$14,577	$(33,306)	$3,470,507

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$795,780	$4,782	$(2,728)	$797,834
U.S. states, territories and municipalities	12,924	89	(53)	12,960
Non-U.S. sovereign governments and supranationals	108,296	3,102	(537)	110,861
Corporate	1,557,582	29,899	(3,337)	1,584,144
Residential mortgage-backed securities - Agency	370,516	4,419	(9,285)	365,650
Residential mortgage-backed securities - Non-agency	33,052	319	(826)	32,545
Commercial mortgage-backed securities - Non-agency	94,223	835	(360)	94,698
Other asset-backed securities	238,567	1,401	(117)	239,851
Total fixed maturities	3,210,940	44,846	(17,243)	3,238,543
Short-term investments	200,052	419	(12)	200,459
Total	$3,410,992	$45,265	$(17,255)	$3,439,002

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$54,757	$54,964
Due after one through five years	1,583,956	1,578,545
Due after five through ten years	790,011	782,759
Due after ten years	72,282	71,370
Mortgage-backed securities	358,307	352,726
Asset-backed securities	274,194	273,690
Total	$3,133,507	$3,114,054

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

The Company owns the following interest in each of the Two Sigma Funds:

	June 30, 2026
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	13.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	10.4%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.2%
Two Sigma Futures Portfolio, LLC	FTV	6.6%
Two Sigma Horizon Portfolio, LLC	HTV	5.4%
Two Sigma Navigator Portfolio, LLC	NTV	6.0%
Two Sigma Kuiper Portfolio, LLC	KTV	5.2%

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

•STV primarily utilizes systematic strategies to trade exchange-traded funds.
•ESTV primarily utilizes systematic strategies to trade U.S. listed and non-U.S.-listed equity securities, swap contracts, money market funds, government debt securities, futures and foreign currency forward contracts.
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

The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	June 30, 2026			December 31, 2025
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$43,863	$9,324	$53,187	$500,616	$131,996	$632,612
Two Sigma Equity Spectrum Portfolio, LLC	915,005	170,510	1,085,515	187,718	49,906	237,624
Two Sigma Absolute Return Portfolio, LLC	10,784	1,417	12,201	93,092	8,882	101,974
Two Sigma Futures Portfolio, LLC	196,068	75,667	271,735	192,064	44,998	237,062
Two Sigma Horizon Portfolio, LLC	252,942	15,344	268,286	241,090	4,585	245,675
Two Sigma Navigator Portfolio, LLC	132,908	(1,545)	131,363	110,577	(9,585)	100,992
Two Sigma Kuiper Portfolio, LLC	22,521	(650)	21,871	30,406	1,313	31,719
Total	$1,574,091	$270,067	$1,844,158	$1,355,563	$232,095	$1,587,658

The following table summarizes certain investments of the Two Sigma Funds where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	June 30, 2026
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members' Equity
State Street Treasury Obligations Money Market Fund	157,162	$157,162	6.4%
U.S. Treasury Securities, 0.0000% - 5.0000%, due 7/9/2026 - 5/15/2056	2,088,572	$2,054,490	83.8%
U.S. Treasury Securities, 1.2500% - 5.0000%, due 1/31/2027 - 2/15/2056	(230,397)	$(227,862)	(9.3)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of the Two Sigma Funds' total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. The LLCA requires TS Hamilton Fund to incur a management fee of 2.5% per annum of the non-managing members' equity in the net asset value of the TS Hamilton Fund. The management fee for the three months ended June 30, 2026 and 2025 was $14.9 million and $13.1 million, respectively, and the management fee for the six months ended June 30, 2026 and 2025 was $28.6 million and $25.5 million, respectively.

Under the terms of the LLCA, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended June 30, 2026 and 2025 was $111.0 million and $80.4 million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the six months ended June 30, 2026 and 2025 was $194.5 million and $180.7 million, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
On April 1, 2026, the Company, Hamilton Re, TS Hamilton Fund, the Managing Member and Two Sigma entered into the Original Investment Agreement relating to Hamilton Re’s investment in the TS Hamilton Fund. The Original Investment Agreement replaced and superseded the Prior Commitment Agreement, which previously governed such investment. On June 1, 2026, the parties entered into the amended and restated Investment Agreement, which amended and restated, and superseded in its entirety, the Original Investment Agreement. The principal effect of the June 1, 2026 amendment and restatement was to relocate the provisions governing withdrawals from the Investment Agreement to the LLCA. The terms governing withdrawals were not substantively changed in connection with such amendment and restatement, and, other than the relocation of such provisions, no other material terms were modified.

Under the Investment Agreement, Hamilton Re has agreed to use its reasonable best efforts to maintain an investment in the TS Hamilton Fund in an amount not less than the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets (the "Minimum Commitment Amount"). The Investment Agreement distinguishes between capital attributable to amounts in excess of the Minimum Commitment Amount ("Sub‑Series A Interests") and capital at or below such amount ("Sub‑Series B Interests"). The terms governing withdrawals, as set forth in the LLCA, provide that (i) withdrawals of Sub‑Series A Interests may be made as of the last calendar day of each calendar quarter upon at least 55 days’ prior notice, and (ii) withdrawals of Sub‑Series B Interests may be made monthly, subject to a six‑month notice requirement and monthly withdrawal limitations, including a maximum withdrawal of one-twelfth of the Sub‑Series B Interests per month.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$232,135	$196,129	$387,751	$314,787
Change in net unrealized gains (losses) on investments	(4,279)	11,905	(8,818)	142,041
Net realized and unrealized gains (losses) on investments	227,856	208,034	378,933	456,828

Net investment income (loss):
Fixed maturities	34,307	27,317	68,785	52,604
Short-term investments	10	230	19	298
TS Hamilton Fund	1,948	2,858	3,584	4,594
Cash and cash equivalents	4,195	3,987	8,489	8,590
Other	(6)	726	403	1,186
Interest and other	40,454	35,118	81,280	67,272
Management fees	(15,643)	(13,719)	(30,112)	(26,685)
Other expenses	(371)	(332)	(699)	(593)
Net investment income (loss)	24,440	21,067	50,469	39,994
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$252,296	$229,101	$429,402	$496,822

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Fixed maturities and short-term investments	$(5,241)	$1,343	$(2,332)	$867
TS Hamilton Fund	237,376	194,786	390,083	313,920
Net realized gains (losses) on investments	$232,135	$196,129	$387,751	$314,787

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Fixed maturities and short-term investments	$(6,529)	$28,782	$(47,171)	$63,269
TS Hamilton Fund	2,250	(16,877)	38,353	78,772
Net unrealized gains (losses) on investments	$(4,279)	$11,905	$(8,818)	$142,041

Pledged Assets

At June 30, 2026 and December 31, 2025, pledged investments at fair value were comprised of $289.9 million and $263.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd's, $294.6 million and $265.0 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $90.0 million and $90.4 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At June 30, 2026 and December 31, 2025, restricted cash and cash equivalents balances were comprised of $107.2 million and $106.2 million, respectively, securing other underwriting obligations, $2.5 million and $1.4 million, respectively, securing a portion of the capital requirements for business written at Lloyd's and $1.9 million and $2.1 million, respectively, in trust accounts for the benefit of regulatory authorities.

Total cash and cash equivalents and restricted cash and cash equivalents of $829.0 million presented in the statement of cash flows was comprised of cash and cash equivalents of $717.3 million and restricted cash and cash equivalents of $111.6 million on the balance sheet at June 30, 2026. Total cash and cash equivalents and restricted cash and cash equivalents of $1.2 billion presented in the statement of cash flows at December 31, 2025 was comprised of cash and cash equivalents of $1.1 billion and restricted cash and cash equivalents of $109.7 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis:

	June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$635,975	$—	$635,975
U.S. states, territories and municipalities	—	10,601	—	10,601
Non-U.S. sovereign governments and supranationals	—	108,784	—	108,784
Corporate	—	1,732,278	—	1,732,278
Residential mortgage-backed securities - Agency	—	217,614	—	217,614
Residential mortgage-backed securities - Non-agency	—	56,722	—	56,722
Commercial mortgage-backed securities - Non-agency	—	78,390	—	78,390
Other asset-backed securities	—	273,690	—	273,690
Total fixed maturities	—	3,114,054	—	3,114,054
Short-term investments	—	356,453	—	356,453
Total	$—	$3,470,507	$—	$3,470,507

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$797,834	$—	$797,834
U.S. states, territories and municipalities	—	12,960	—	12,960
Non-U.S. sovereign governments and supranationals	—	110,861	—	110,861
Corporate	—	1,584,144	—	1,584,144
Residential mortgage-backed securities - Agency	—	365,650	—	365,650
Residential mortgage-backed securities - Non-agency	—	32,545	—	32,545
Commercial mortgage-backed securities - Non-agency	—	94,698	—	94,698
Other asset-backed securities	—	239,851	—	239,851
Total fixed maturities	—	3,238,543	—	3,238,543
Short-term investments	—	200,459	—	200,459
Total	$—	$3,439,002	$—	$3,439,002

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Balance - beginning of period	$30,537	$39,154	$172	$128
Withdrawals	(67,945)	(50,233)	(121,074)	(111,601)
Equity in earnings	14	13	25	28
Incentive allocation	111,007	80,358	194,490	180,737
Balance - end of period	$73,613	$69,292	$73,613	$69,292

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$180,183	$648,726
Short-term investments	356,350	198,986
Investments in Two Sigma Funds, at fair value	1,844,158	1,587,658
Receivables for investments sold	173,808	57,938
Interest and dividends receivable	1,038	1,110
Total assets	2,555,537	2,494,418

Liabilities
Payable for investments purchased	36,007	192,467
Withdrawal payable	67,946	123,376
Accounts payable and accrued expenses	225	214
Total liabilities	104,178	316,057
Total net assets managed by TS Hamilton Fund	$2,451,359	$2,178,361

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

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management's judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At June 30, 2026, the Company’s premiums receivable balance, net of credit provisions of $3.7 million, was $1.2 billion. At December 31, 2025, the Company’s premiums receivable balance, net of credit provisions of $3.4 million, was $939.8 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's premiums receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$3,754	$1,808	$3,443	$2,993
Increase (decrease) in allowance	(90)	33	221	(1,152)
Ending balance	$3,664	$1,841	$3,664	$1,841

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At June 30, 2026, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $99.2 million and $1.5 billion, respectively, with a total corresponding provision for current expected credit losses of $1.4 million. At December 31, 2025, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $93.7 million and $1.4 billion, respectively, with a total corresponding provision for current expected credit losses of $1.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company's reinsurance recoverable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$1,853	$1,121	$1,718	$1,469
Increase (decrease) in allowance	(450)	248	(315)	(100)
Ending balance	$1,403	$1,369	$1,403	$1,369

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	June 30, 2026	December 31, 2025
Collateralized	20.4%	20.7%
A- or better	79.3%	79.3%
Below A-	0.3%	0.0%
Total	100.0%	100.0%

At June 30, 2026 and December 31, 2025, the three largest balances by reinsurer accounted for 21%, 16% and 12%, and 20%, 18% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

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

At June 30, 2026 and December 31, 2025, the balance of reinsurance recoverable on unpaid losses due under this LPT was $23.5 million and $22.7 million, respectively. Amortization of the deferred gain was income of $2.4 million and an expense of $2.2 million during the three months ended June 30, 2026 and 2025, respectively, and income of $2.6 million and an expense of $2.7 million during the six months ended June 30, 2026 and 2025, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda domiciled Easton Re Ltd. ("Easton Re"), which provide the Company's operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $Nil for each of the three months ended June 30, 2026 and 2025. The Company recorded reinsurance premiums ceded of $15.9 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Six Months Ended
	June 30,
($ in thousands)	2026	2025
Gross unpaid losses and loss adjustment expenses, beginning of period	$4,415,176	$3,532,491
Reinsurance recoverable on unpaid losses	1,375,857	1,171,040
Net unpaid losses and loss adjustment expenses, beginning of period	3,039,319	2,361,451

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	668,998	699,855
Prior years	17,276	(34,692)
Total incurred	686,274	665,163

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	12,772	104,341
Prior years	384,611	223,599
Total paid	397,383	327,940

Foreign currency revaluation and other	(9,052)	48,947
Net unpaid losses and loss adjustment expenses, end of period	3,319,158	2,747,621
Reinsurance recoverable on unpaid losses	1,463,936	1,236,660
Gross unpaid losses and loss adjustment expenses, end of period	$4,783,094	$3,984,281

Net unfavorable prior year development of $17.3 million for the six months ended June 30, 2026 was driven by unfavorable prior year development of $13.1 million and $4.2 million on attritional and catastrophe losses, respectively. See below for further details:

•Net unfavorable development of $15.9 million on casualty contracts, primarily driven by unfavorable development in certain casualty classes and additional information on one large loss;
•Net unfavorable development of $14.5 million, driven by additional loss information in relation to the Baltimore Bridge collapse; partially offset by
•Net favorable development of $12.3 million on specialty contracts, primarily driven by a reduction in loss estimates on certain classes;
•Net favorable development of $0.6 million on property contracts; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from a change in the deferred gain of $2.6 million, partially offset by unfavorable development in the underlying reserves of $2.4 million, for a total net positive earnings impact of $0.2 million.

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

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance was recognized for each of the six months ended June 30, 2026 and 2025 in the reconciliation of beginning and ending gross and net loss and LAE reserves.

Acquisition Costs

The Company amortized acquisition costs of $145.4 million and $122.8 million for the three months ended June 30, 2026 and 2025, respectively, and $289.9 million and $239.7 million for the six months ended June 30, 2026 and 2025, respectively.

Middle East Conflict

The net reserves for losses and loss adjustment expenses related to the Middle East conflict are subject to significant uncertainty. As at June 30, 2026 and December 31, 2025, net recorded reserves relating to the Middle East conflict totaled $45.5 million and $Nil, respectively.

California Wildfires

The net reserves for losses and loss adjustment expenses related to the California wildfires are also subject to significant uncertainty. As at June 30, 2026 and December 31, 2025, net recorded reserves relating to the California wildfires totaled $45.9 million and $57.5 million, respectively.

Baltimore Bridge

The net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at June 30, 2026 and December 31, 2025, net recorded reserves totaled $11.4 million and $20.5 million, respectively.

Ukraine Conflict

The net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at June 30, 2026 and December 31, 2025, net recorded reserves totaled $8.0 million and $59.5 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at June 30, 2026, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company's current estimates.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended June 30, 2026	International	Bermuda	Corporate	Total
Gross premiums written	$420,073	$410,968	$—	$831,041
Net premiums written	$322,843	$298,852	$—	$621,695
Net premiums earned	$302,623	$283,384	$—	$586,007
Third party fee income	1,820	2,084	—	3,904
Losses and loss adjustment expenses	174,274	187,215	—	361,489
Acquisition costs	80,287	65,136	—	145,423
Other underwriting expenses	40,758	13,129	—	53,887
Underwriting income (loss)	$9,124	$19,988	$—	$29,112
Net realized and unrealized gains (losses) on investments			227,856	227,856
Net investment income (loss)			24,440	24,440
Net foreign exchange gains (losses)			(2,629)	(2,629)
Corporate expenses			(13,044)	(13,044)
Amortization of intangible assets			(3,700)	(3,700)
Interest expense			(4,762)	(4,762)
Income (loss) before income tax				257,273
Income tax (expense) benefit			(2,470)	(2,470)
Net income (loss)				254,803
Net income (loss) attributable to non-controlling interest			111,021	111,021
Net income (loss) attributable to common shareholders				$143,782

Key Ratios
Attritional loss ratio - current year	51.1%	55.7%		53.3%
Attritional loss ratio - prior year development	(4.6)%	4.6%		(0.1)%
Catastrophe loss ratio - current year	11.1%	4.3%		7.8%
Catastrophe loss ratio - prior year development	0.0%	1.5%		0.7%
Loss and loss adjustment expense ratio	57.6%	66.1%		61.7%
Acquisition cost ratio	26.5%	23.0%		24.8%
Other underwriting expense ratio	12.9%	3.9%		8.5%
Combined ratio	97.0%	93.0%		95.0%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended June 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$344,799	$367,227	$—	$712,026
Net premiums written	$258,089	$298,225	$—	$556,314
Net premiums earned	$253,209	$257,954	$—	$511,163
Third party fee income	3,832	1,182	—	5,014
Losses and loss adjustment expenses	124,733	145,195	—	269,928
Acquisition costs	65,683	57,132	—	122,815
Other underwriting expenses	39,507	16,468	—	55,975
Underwriting income (loss)	$27,118	$40,341	$—	$67,459
Net realized and unrealized gains (losses) on investments			208,034	208,034
Net investment income (loss)			21,067	21,067
Net foreign exchange gains (losses)			(4,513)	(4,513)
Corporate expenses			(12,853)	(12,853)
Amortization of intangible assets			(4,004)	(4,004)
Interest expense			(4,729)	(4,729)
Income (loss) before income tax				270,461
Income tax (expense) benefit			(2,675)	(2,675)
Net income (loss)				267,786
Net income (loss) attributable to non-controlling interest			80,371	80,371
Net income (loss) attributable to common shareholders				$187,415

Key Ratios
Attritional loss ratio - current year	51.9%	54.2%		53.0%
Attritional loss ratio - prior year development	(3.0)%	2.0%		(0.5)%
Catastrophe loss ratio - current year	0.6%	3.2%		1.9%
Catastrophe loss ratio - prior year development	(0.2)%	(3.1)%		(1.6)%
Loss and loss adjustment expense ratio	49.3%	56.3%		52.8%
Acquisition cost ratio	25.9%	22.1%		24.0%
Other underwriting expense ratio	14.1%	5.9%		10.0%
Combined ratio	89.3%	84.3%		86.8%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Six Months Ended June 30, 2026	International	Bermuda	Corporate	Total
Gross premiums written	$862,982	$908,170	$—	$1,771,152
Net premiums written	$610,280	$665,075	$—	$1,275,355
Net premiums earned	$593,414	$563,108	$—	$1,156,522
Third party fee income	4,367	6,288	—	10,655
Losses and loss adjustment expenses	338,129	348,145	—	686,274
Acquisition costs	161,491	128,438	—	289,929
Other underwriting expenses	82,057	22,222	—	104,279
Underwriting income (loss)	$16,104	$70,591	$—	$86,695
Net realized and unrealized gains (losses) on investments			378,933	378,933
Net investment income (loss)			50,469	50,469
Net foreign exchange gains (losses)			1,905	1,905
Corporate expenses			(24,116)	(24,116)
Amortization of intangible assets			(7,720)	(7,720)
Interest expense			(9,538)	(9,538)
Income (loss) before income tax				476,628
Income tax (expense) benefit			(4,793)	(4,793)
Net income (loss)				471,835
Net income (loss) attributable to non-controlling interest			194,515	194,515
Net income (loss) attributable to common shareholders				$277,320

Key Ratios
Attritional loss ratio - current year	53.0%	54.9%		53.9%
Attritional loss ratio - prior year development	(1.7)%	4.1%		1.1%
Catastrophe loss ratio - current year	5.7%	2.1%		4.0%
Catastrophe loss ratio - prior year development	0.0%	0.7%		0.3%
Loss and loss adjustment expense ratio	57.0%	61.8%		59.3%
Acquisition cost ratio	27.2%	22.8%		25.1%
Other underwriting expense ratio	13.1%	2.8%		8.1%
Combined ratio	97.3%	87.4%		92.5%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Six Months Ended June 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$714,757	$840,575	$—	$1,555,332
Net premiums written	$487,063	$673,126	$—	$1,160,189
Net premiums earned	$493,775	$516,316	$—	$1,010,091
Third party fee income	8,164	1,512	—	9,676
Losses and loss adjustment expenses	270,405	394,758	—	665,163
Acquisition costs	128,473	111,223	—	239,696
Other underwriting expenses	75,130	30,579	—	105,709
Underwriting income (loss)	$27,931	$(18,732)	$—	$9,199
Net realized and unrealized gains (losses) on investments			456,828	456,828
Net investment income (loss)			39,994	39,994
Net foreign exchange gains (losses)			(7,039)	(7,039)
Corporate expenses			(25,821)	(25,821)
Amortization of intangible assets			(7,895)	(7,895)
Interest expense			(10,331)	(10,331)
Income (loss) before income tax				454,935
Income tax (expense) benefit			(5,882)	(5,882)
Net income (loss)				449,053
Net income (loss) attributable to non-controlling interest			180,765	180,765
Net income (loss) attributable to common shareholders				$268,288

Key Ratios
Attritional loss ratio - current year	52.0%	53.0%		52.5%
Attritional loss ratio - prior year development	(3.3)%	(0.1)%		(1.7)%
Catastrophe loss ratio - current year	6.2%	26.9%		16.8%
Catastrophe loss ratio - prior year development	(0.1)%	(3.3)%		(1.7)%
Loss and loss adjustment expense ratio	54.8%	76.5%		65.9%
Acquisition cost ratio	26.0%	21.5%		23.7%
Other underwriting expense ratio	13.6%	5.6%		9.5%
Combined ratio	94.4%	103.6%		99.1%

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
International
Lloyd's of London	$256,722	$204,740	$522,039	$439,983
Ireland	114,429	98,769	251,075	198,459
U.S.	48,922	41,290	89,868	76,315
Total International	420,073	344,799	862,982	714,757
Bermuda	410,968	367,227	908,170	840,575
Total	$831,041	$712,026	$1,771,152	$1,555,332

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group's $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company's long-term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. As at June 30, 2026, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	June 30, 2026	December 31, 2025
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,396	150,280
Unamortized loan issuance costs	$205	$257

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and six months ended June 30, 2026 and 2025. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit ("LOC") facilities and a revolving loan facility provided by commercial banks. The LOC facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On November 15, 2024, letter of credit capacity under this facility was increased to $250 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At June 30, 2026, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch, currently equal to 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

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

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at June 30, 2026.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	June 30, 2026
Available letter of credit and revolving loan facilities - commitments	$1,001,584
Available letter of credit and revolving loan facilities - in use	787,552

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$106,459
Pledged interests in fixed income portfolio	253,230
Cash(1)	2,269
(1) Cash pledged as security under letter of credit and revolving loan facilities is included in restricted cash securing other underwriting obligations under Pledged Assets in Note 3, Investments.

The Company has recognized interest expense related to its debt and credit facilities of $4.8 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, and $9.5 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2026 and 2025: 150,000,000)
Issued, outstanding and fully paid:	June 30, 2026	December 31, 2025
Class A common shares (2026 and 2025: 17,320,078)	$173	$173
Class B common shares (2026: 65,890,659 and 2025: 66,305,707)	659	663
Class C common shares (2026 and 2025: 15,403,649)	154	154
Total	$986	$990

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - March 31, 2026	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000
Balance - June 30, 2026	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - March 31, 2025	26,944,807	81,705,911	17,875,670	23,473,612	150,000,000
Share class conversions	—	1,872,021	(1,872,021)	—	—
Balance - June 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2025	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000
Balance - June 30, 2026	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000
Share class conversions	—	3,372,021	(3,372,021)	—	—
Balance - June 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - March 31, 2026	17,320,078	66,549,525	15,403,649	99,273,252
Vesting of awards	—	64,822	—	64,822
Share repurchases	—	(723,688)	—	(723,688)
Balance - June 30, 2026	17,320,078	65,890,659	15,403,649	98,614,386

	Class A	Class B	Class C	Total
Balance - March 31, 2025	17,820,078	66,015,693	17,875,670	101,711,441
Share class conversions	—	1,872,021	(1,872,021)	—
Vesting of awards	—	82,363	—	82,363
Share repurchases	—	(1,652,945)	—	(1,652,945)
Balance - June 30, 2025	17,820,078	66,317,132	16,003,649	100,140,859

	Class A	Class B	Class C	Total
Balance - December 31, 2025	17,320,078	66,305,707	15,403,649	99,029,434
Vesting of awards	—	1,422,656	—	1,422,656
Share repurchases	—	(1,837,704)	—	(1,837,704)
Balance - June 30, 2026	17,320,078	65,890,659	15,403,649	98,614,386

	Class A	Class B	Class C	Total
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997
Share class conversions	—	3,372,021	(3,372,021)	—
Vesting of awards	—	1,170,471	—	1,170,471
Share repurchases	—	(2,496,609)	—	(2,496,609)
Balance - June 30, 2025	17,820,078	66,317,132	16,003,649	100,140,859

Share Repurchases

On November 4, 2025, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150.0 million, in addition to remaining amounts under the prior authorization    (collectively, the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. All shares repurchased under the Authorization were subsequently cancelled. As of June 30, 2026, $136.7 million remained available for repurchase under the Authorization.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Class B shares repurchased	720,310	1,652,945	1,394,783	2,148,432
Aggregate repurchase price	$22,096	$35,041	$41,802	$45,316
Average price per share	$30.68	$21.20	$29.97	$21.09

Dividends

On February 18, 2026, the Board of Directors declared a special dividend of $2.00 per share, or $205.7 million. The dividend was paid on March 30, 2026, to common shareholders of record as of March 6, 2026.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Share Classes

In general, holders of Class A common shares and Class B common shares have one vote for each common share held while the Class C common shares have no voting rights, except as required by law. However, each holder of Class A common shares and Class B common shares is limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of common shares equal to 9.5% of the total combined voting power of all classes of shares of the Company (or, in the case of a class vote by the holders of the Class B common shares, such as in respect of the election or removal of directors other than for directors who are appointed by certain shareholders pursuant to the Shareholders Agreement and the Bye-laws, an amount calculated by multiplying (a) 9.5% and (b) the quotient of dividing (x) the total number of directors by (y) the number of directors elected by holders of Class B common shares). In addition, the Board of Directors may, in its absolute discretion, limit a shareholder’s voting rights when it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to the Company, any subsidiary of the Company, or any direct or indirect shareholder or its affiliates.

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

During the three months ended June 30, 2026 and 2025, Nil and 1.9 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

During the six months ended June 30, 2026 and 2025, Nil and 3.4 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ and shares in thousands, except per share information)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$143,782	$187,415	$277,320	$268,288

Denominator:
Weighted average common shares outstanding - basic	99,277	101,421	99,423	101,679
Effect of dilutive securities	1,809	3,147	2,038	3,236
Weighted average common shares outstanding - diluted	101,086	104,568	101,461	104,915

Basic income (loss) per share attributable to common shareholders	$1.45	$1.85	$2.79	$2.64
Diluted income (loss) per share attributable to common shareholders	$1.42	$1.79	$2.73	$2.56

For each of the three months ended June 30, 2026 and 2025, Nil common shares available for issuance under share based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

For each of the six months ended June 30, 2026 and 2025, Nil common shares available for issuance under share-based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and related notes thereto included in the Group's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" in the Company's most recently filed Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report. We do not undertake any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Index To Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hamilton Insurance Group, Ltd. ("Hamilton," "Hamilton Group," the "Group," the "Company," "we," "us", or "our") is a global specialty insurance and reinsurance company founded in Bermuda in 2013, enhanced by data and technology, focused on producing sustainable underwriting profitability and delivering significant shareholder value. We intend to continue thoughtfully growing our diverse book of business by responding to changing market conditions, prudently managing our capital, and driving sustainable shareholder returns.

We harness multiple drivers to create shareholder value, including diverse underwriting operations supported by proprietary technology and a team of over 600 full-time employees, a strong balance sheet, and a unique investment management relationship with Two Sigma Investments, LP ("Two Sigma"). We operate globally, with underwriting operations in London, Dublin, Bermuda and across the United States.

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

•Hamilton Select, our U.S. domestic E&S carrier, writes casualty and property insurance for small-to-medium enterprise and lower middle market sized clients in the U.S. E&S market. We believe it presents meaningful and profitable growth opportunities in the near-to-long term, further expanding our footprint in the U.S. E&S market.

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

One of our key strategic priorities is sustainable underwriting profitability across our portfolio. Our data-driven and disciplined underwriting processes position us to intelligently price and structure products and risks across our business. We maintain trusted and long-standing relationships with our clients and brokers, who we believe will continue to provide us with increased access to attractive business.

We see continued opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across our underwriting platforms. In recent years, the E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. While growth in the E&S market is slowing, non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business allows us to build a robust and diversified book of business and achieve our profitable growth objectives throughout all market cycles and, specifically for Hamilton Select, we look forward to increased opportunities we expect to see as a result of the platform's AM Best rating upgrade to "A" from "A-" on May 12, 2026.

In recent years, reinsurance business experienced a supply/demand imbalance in a number of classes, which created strong market conditions. This, combined with our relatively recent AM Best "A" rating upgrade, allowed us to accelerate growth opportunities in these areas. We have observed a change in the trading environment in several insurance and reinsurance classes in recent months, particularly property and some specialty classes, which is creating more competitive market conditions. However, we believe pricing is still risk adequate or better, at the portfolio level, in all of the lines of business we write. Strong underlying market conditions persist in casualty classes, due to continued uncertainty around social inflation. We will continue to monitor the trading environment closely and use effective reinsurance protection to manage our net positions.

Our strong, sustainable underwriting operations are complemented by our unique investment portfolio, which consists of the Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund" or "TSHF"), and our investment grade fixed income portfolio. We will continue to optimize our investment portfolio through a balanced allocation of invested assets and maintain the flexibility to adjust this allocation as needed. We believe our strategy of disciplined underwriting growth, balanced with our investment platform, will drive our ability to create shareholder value.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction ("Limited International Footprint Exemption"). The act is a response to the Organization of Economic Cooperation and Development ("OECD") Pillar Two initiative as enacted by the U.K. and Ireland in their respective domestic laws. In substance, these laws require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities, the Undertaxed Profits Rule ("UTPR"). Hamilton Group expects to be exempt from the UTPR until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The Bermuda legislation includes a provision referred to as the Economic Transition Adjustment ("ETA"), which will reduce future years' Bermuda taxable income. As of June 30, 2026, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Three Months Ended
	June 30,
($ in thousands, except per share amounts)	2026	2025
Gross premiums written	$831,041	$712,026
Net premiums written	$621,695	$556,314
Net premiums earned	$586,007	$511,163
Third party fee income(1)	3,904	5,014

Claims and Expenses
Losses and loss adjustment expenses	361,489	269,928
Acquisition costs	145,423	122,815
Other underwriting expenses(2)	53,887	55,975
Underwriting income (loss)(3)	29,112	67,459

Net realized and unrealized gains (losses) on investments	227,856	208,034
Net investment income (loss)(4)	24,440	21,067
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	252,296	229,101

Net foreign exchange gains (losses)	(2,629)	(4,513)
Corporate expenses(2)	13,044	12,853
Amortization of intangible assets	3,700	4,004
Interest expense	4,762	4,729
Income tax expense (benefit)	2,470	2,675
Net income (loss)	254,803	267,786
Net income (loss) attributable to non-controlling interest(5)	111,021	80,371
Net income (loss) attributable to common shareholders	$143,782	$187,415
Diluted income (loss) per share attributable to common shareholders	$1.42	$1.79

Key Ratios
Attritional loss ratio - current year	53.3%	53.0%
Attritional loss ratio - prior year development	(0.1)%	(0.5)%
Catastrophe loss ratio - current year	7.8%	1.9%
Catastrophe loss ratio - prior year development	0.7%	(1.6)%
Loss and loss adjustment expense ratio	61.7%	52.8%
Acquisition cost ratio	24.8%	24.0%
Other underwriting expense ratio	8.5%	10.0%
Combined ratio	95.0%	86.8%

Return on average common shareholders' equity	5.2%	7.6%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	June 30, 2026	March 31, 2026
Tangible book value per common share	$28.07	$26.57
Accumulated dividends	$2.00	$2.00
Tangible book value per common share plus accumulated dividends	$30.07	$28.57
Change in tangible book value per common share	5.6%

Book value per common share	$28.91	$27.42
Accumulated dividends	$2.00	$2.00
Book value per common share plus accumulated dividends	$30.91	$29.42
Change in book value per common share	5.4%

Balance Sheet Data
Total assets	$10,263,899	$9,864,009
Total shareholders' equity	$2,850,836	$2,722,450

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $13.0 million and $12.9 million for the three months ended June 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended June 30, 2026 and 2025:

Gross premiums written Gross premiums written were $831.0 million and $712.0 million for the three months ended June 30, 2026 and 2025, respectively. The increase in gross premiums written was primarily driven by our casualty reinsurance and insurance classes and specialty insurance and reinsurance classes as a result of growth in both new and existing business, partially offset by a decrease in our property reinsurance and insurance classes, primarily as a result of rate decreases for the current quarter.

Underwriting results The combined ratio was 95.0% and 86.8% for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by an increase in the catastrophe loss ratio and acquisition cost ratio, partially offset by a decrease in the other underwriting expense ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2026
Attritional losses	$312,436	53.3%	$(816)	(0.1)%	$311,620	53.2%
Catastrophe losses	45,710	7.8%	4,159	0.7%	49,869	8.5%
Total	$358,146	61.1%	$3,343	0.6%	$361,489	61.7%

June 30, 2025
Attritional losses	$270,995	53.0%	$(2,616)	(0.5)%	$268,379	52.5%
Catastrophe losses	9,917	1.9%	(8,368)	(1.6)%	1,549	0.3%
Total	$280,912	54.9%	$(10,984)	(2.1)%	$269,928	52.8%

Attritional loss ratio - current year for the three months ended June 30, 2026 was 53.3% compared to 53.0% for the three months ended June 30, 2025, an increase of 0.3 percentage points. The increase was primarily driven by a change in business mix, including more casualty reinsurance business.

Attritional loss ratio - prior year for the three months ended June 30, 2026 was a favorable 0.1% compared to a favorable 0.5% for the three months ended June 30, 2025, an increase of 0.4 percentage points. The attritional loss ratio - prior year for the three months ended June 30, 2026 was primarily driven by favorable development in both our International and Bermuda property classes and our International specialty and casualty classes, partially offset by unfavorable development in certain Bermuda casualty classes. The attritional loss ratio - prior year for the three months ended June 30, 2025 was primarily driven by favorable development in both our Bermuda and International property and specialty classes, partially offset by unfavorable development in certain Bermuda casualty classes.

Catastrophe losses - current year and prior year development were $49.9 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. Catastrophe losses for the three months ended June 30, 2026 were driven by the Middle East conflict ($45.7 million), in addition to unfavorable prior year development of $4.2 million. Catastrophe losses for the three months ended June 30, 2025 were driven by severe convective storms ($9.9 million), partially offset by favorable prior year development of $8.4 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$226,499	$167,457
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	25,797	61,644
	$252,296	$229,101

Net income (loss) attributable to non-controlling interest - TSHF	$111,021	$80,371
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $226.5 million and $167.5 million for the three months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $115.5 million and $87.1 million for the three months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 5.1% and 4.4% for the three months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by China onshore and East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the relative value rates vehicle, KTV. Gains from macro trading were led by equities in FTV and were partially offset by losses from macro trading within the scientific discretionary macro vehicle, NTV.

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

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $25.8 million and $61.6 million for the three months ended June 30, 2026 and 2025, respectively. Income for the three months ended June 30, 2026 was driven by investment income on a larger portfolio of higher yielding assets, partially offset by negative mark-to-market returns. Income for the three months ended June 30, 2025 was primarily driven by both investment income and positive mark-to-market returns.

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

International Segment

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Gross premiums written	$420,073	$344,799
Net premiums written	$322,843	$258,089
Net premiums earned	$302,623	$253,209
Third party fee income	1,820	3,832

Claims and Expenses
Losses and loss adjustment expenses	174,274	124,733
Acquisition costs	80,287	65,683
Other underwriting expenses	40,758	39,507
Underwriting income (loss)	$9,124	$27,118

Attritional losses - current year	$154,492	$131,339
Attritional losses - prior year development	(13,839)	(7,729)
Catastrophe losses - current year	33,621	1,600
Catastrophe losses - prior year development	—	(477)
Losses and loss adjustment expenses	$174,274	$124,733

Attritional loss ratio - current year	51.1%	51.9%
Attritional loss ratio - prior year development	(4.6)%	(3.0)%
Catastrophe loss ratio - current year	11.1%	0.6%
Catastrophe loss ratio - prior year development	0.0%	(0.2)%
Losses and loss adjustment expense ratio	57.6%	49.3%
Acquisition cost ratio	26.5%	25.9%
Other underwriting expense ratio	12.9%	14.1%
Combined ratio	97.0%	89.3%

Gross Premiums Written

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$61,292	$63,871
Casualty	175,394	140,441
Specialty	183,387	140,487
Total	$420,073	$344,799

Gross premiums written increased by $75.3 million, or 21.8%, from $344.8 million for the three months ended June 30, 2025 to $420.1 million for the three months ended June 30, 2026, primarily driven by growth in both new and existing business in casualty and specialty insurance classes.

Net Premiums Earned

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$48,191	$43,706
Casualty	115,845	89,233
Specialty	138,587	120,270
Total	$302,623	$253,209

Net premiums earned increased by $49.4 million, or 19.5%, from $253.2 million for the three months ended June 30, 2025 to $302.6 million for the three months ended June 30, 2026. The increase was primarily driven by growth in our casualty and specialty insurance classes. Casualty insurance growth was primarily driven by U.S. excess and surplus lines and professional lines, and specialty insurance growth was primarily driven by accident & health.

Third Party Fee Income

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Third party fee income	$1,820	$3,832

Third party fee income decreased by $2.0 million, from $3.8 million for the three months ended June 30, 2025 to $1.8 million for the three months ended June 30, 2026. The decrease was primarily due to a decrease in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2026
Attritional losses	$154,492	51.1%	$(13,839)	(4.6)%	$140,653	46.5%
Catastrophe losses	33,621	11.1%	—	0.0%	33,621	11.1%
Total	$188,113	62.2%	$(13,839)	(4.6)%	$174,274	57.6%

June 30, 2025
Attritional losses	$131,339	51.9%	$(7,729)	(3.0)%	$123,610	48.9%
Catastrophe losses	1,600	0.6%	(477)	(0.2)%	1,123	0.4%
Total	$132,939	52.5%	$(8,206)	(3.2)%	$124,733	49.3%

Attritional loss ratio - current year for the three months ended June 30, 2026 was 51.1% compared to 51.9% for the three months ended June 30, 2025, a decrease of 0.8 percentage points. The decrease was primarily driven by the absence of large losses in the current quarter.

Attritional loss ratio - prior year for the three months ended June 30, 2026 was a favorable 4.6% compared to a favorable 3.0% for the three months ended June 30, 2025, a decrease of 1.6 percentage points. The favorable attritional loss ratio - prior year for the three months ended June 30, 2026 was primarily driven by favorable development in specialty, property and casualty insurance classes.

Catastrophe losses - current year and prior year were $33.6 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Catastrophe losses for the three months ended June 30, 2026 were driven by the Middle East conflict ($33.6 million). Catastrophe losses for the three months ended June 30, 2025 were driven by severe convective storms ($1.6 million), partially offset by favorable prior year development of $0.5 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	'26 vs '25 point r
Property	$15,521	$14,964	32.2%	34.2%	(2.0)
Casualty	21,211	17,099	18.3%	19.2%	(0.9)
Specialty	43,555	33,620	31.4%	28.0%	3.4
Total	$80,287	$65,683	26.5%	25.9%	0.6

The acquisition cost ratio for the three months ended June 30, 2026 was 26.5%, compared to 25.9% for the three months ended June 30, 2025, an increase of 0.6 percentage points. The increase was primarily driven by a change in business mix, including an increase in specialty insurance, partially offset by a decrease in property and casualty insurance classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Other underwriting expenses	$40,758	$39,507
Other underwriting expense ratio	12.9%	14.1%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $40.8 million for the three months ended June 30, 2026, an increase of $1.3 million, or 3.2%, compared to $39.5 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in personnel costs.

The other underwriting expense ratio for the three months ended June 30, 2026 and 2025 decreased from 14.1% to 12.9%, driven by growth in the premium base, partially offset by an increase in the underlying costs and a decrease in third party fee income.

Bermuda Segment

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Gross premiums written	$410,968	$367,227
Net premiums written	$298,852	$298,225
Net premiums earned	$283,384	$257,954
Third party fee income	2,084	1,182

Claims and Expenses
Losses and loss adjustment expenses	187,215	145,195
Acquisition costs	65,136	57,132
Other underwriting expenses	13,129	16,468
Underwriting income (loss)	$19,988	$40,341

Attritional losses - current year	$157,944	$139,656
Attritional losses - prior year development	13,023	5,113
Catastrophe losses - current year	12,089	8,317
Catastrophe losses - prior year development	4,159	(7,891)
Losses and loss adjustment expenses	$187,215	$145,195

Attritional loss ratio - current year	55.7%	54.2%
Attritional loss ratio - prior year development	4.6%	2.0%
Catastrophe loss ratio - current year	4.3%	3.2%
Catastrophe loss ratio - prior year development	1.5%	(3.1)%
Losses and loss adjustment expense ratio	66.1%	56.3%
Acquisition cost ratio	23.0%	22.1%
Other underwriting expense ratio	3.9%	5.9%
Combined ratio	93.0%	84.3%

Gross Premiums Written

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$122,694	$143,617
Casualty	234,123	182,005
Specialty	54,151	41,605
Total	$410,968	$367,227

Gross premiums written increased by $43.7 million, or 11.9%, from $367.2 million for the three months ended June 30, 2025 to $411.0 million for the three months ended June 30, 2026, primarily driven by growth in both new and existing business in casualty and specialty reinsurance classes, partially offset by a decrease in property reinsurance and insurance classes, primarily as a result of rate decreases.

Net Premiums Earned

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$69,677	$80,313
Casualty	175,556	142,814
Specialty	38,151	34,827
Total	$283,384	$257,954

Net premiums earned increased by $25.4 million, or 9.9%, from $258.0 million for the three months ended June 30, 2025 to $283.4 million for the three months ended June 30, 2026, primarily driven by new business and volume growth in our casualty and specialty reinsurance classes, partially offset by a decrease in our property reinsurance and insurance classes as a result of rate decreases. The increase in casualty reinsurance was primarily driven by general liability and professional liability lines and the increase in specialty reinsurance was primarily driven by marine & energy.

Third Party Fee Income

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Third party fee income	$2,084	$1,182

Third party fee income is generated by certain performance and management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and increased by $0.9 million, from $1.2 million for the three months ended June 30, 2025 to $2.1 million for the three months ended June 30, 2026.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2026
Attritional losses	$157,944	55.7%	$13,023	4.6%	$170,967	60.3%
Catastrophe losses	12,089	4.3%	4,159	1.5%	16,248	5.8%
Total	$170,033	60.0%	$17,182	6.1%	$187,215	66.1%

June 30, 2025
Attritional losses	$139,656	54.2%	$5,113	2.0%	$144,769	56.2%
Catastrophe losses	8,317	3.2%	(7,891)	(3.1)%	426	0.1%
Total	$147,973	57.4%	$(2,778)	(1.1)%	$145,195	56.3%

Attritional loss ratio - current year for the three months ended June 30, 2026 was 55.7% compared to 54.2% for the three months ended June 30, 2025, an increase of 1.5 percentage points. The increase was primarily driven by a change in business mix, including more proportional casualty reinsurance business.

Attritional loss ratio - prior year for the three months ended June 30, 2026 was an unfavorable 4.6%, compared to an unfavorable 2.0% for the three months ended June 30, 2025, an increase of 2.6 percentage points. The unfavorable attritional loss ratio - prior year for the three months ended June 30, 2026 was primarily driven by unfavorable development on certain casualty reinsurance classes and additional information on one large loss, partially offset by favorable development in property reinsurance classes.

Catastrophe losses - current year and prior year were $16.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Catastrophe losses for the three months ended June 30, 2026 were driven by the Middle East conflict ($12.0 million), in addition to unfavorable prior year development of $4.2 million. Catastrophe losses for the three months ended June 30, 2025 were driven by severe convective storms ($8.3 million), partially offset by favorable prior year development of $7.9 million.

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	'26 vs '25 point r
Property	$9,902	$11,454	14.2%	14.3%	(0.1)
Casualty	45,149	37,248	25.7%	26.1%	(0.4)
Specialty	10,085	8,430	26.4%	24.2%	2.2
Total	$65,136	$57,132	23.0%	22.1%	0.9

The acquisition cost ratio for the three months ended June 30, 2026 was 23.0%, compared to 22.1% for the three months ended June 30, 2025, an increase of 0.9 percentage points. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes, partially offset by an increase in ceded commission income.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Other underwriting expenses	$13,129	$16,468
Other underwriting expense ratio	3.9%	5.9%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended June 30, 2026 were $13.1 million, a decrease of $3.3 million, or 20.3%, compared to $16.5 million for the three months ended June 30, 2025. The decrease was primarily driven by Bermuda substance-based tax credits, partially offset by an increase in personnel costs.

The other underwriting expense ratio for the three months ended June 30, 2026 and 2025 decreased from 5.9% to 3.9%, driven by the Bermuda substance-based tax credits, certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd., and growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$226,499	$167,457
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	25,797	61,644
	$252,296	$229,101

Net income (loss) attributable to non-controlling interest - TSHF	$111,021	$80,371
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $226.5 million and $167.5 million for the three months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $115.5 million and $87.1 million for the three months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 5.1% and 4.4% for the three months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by China onshore and East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the relative value rates vehicle, KTV. Gains from macro trading were led by equities in FTV and were partially offset by losses from macro trading within the scientific discretionary macro vehicle, NTV.

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

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $25.8 million and $61.6 million for the three months ended June 30, 2026 and 2025, respectively. Income for the three months ended June 30, 2026 was driven by investment income on a larger portfolio of higher yielding assets, partially offset by negative mark-to-market returns. Income for the three months ended June 30, 2025 was primarily driven by both investment income and positive mark-to-market returns.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Net foreign exchange gains (losses)	$(2,629)	$(4,513)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $2.6 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively, were primarily driven by the remeasurement of insurance related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Corporate expenses	$13,044	$12,853

Corporate expenses for the three months ended June 30, 2026 were $13.0 million, compared to $12.9 million for the three months ended June 30, 2025, an increase of $0.2 million, primarily driven by an increase in personnel costs, partially offset by Bermuda substance-based tax credits.

Amortization of Intangible Assets

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Amortization of intangible assets	$3,700	$4,004

Amortization of intangible assets of $3.7 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, relates to internally developed software and intangible assets acquired in a business combination.

Interest Expense

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Interest expense	$4,762	$4,729

Interest expense of $4.8 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. Changes in interest expense are primarily driven by the movement in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025
Income tax expense (benefit)	$2,470	$2,675

Income tax expense for the three months ended June 30, 2026 was $2.5 million on pre-tax income of $257.3 million, compared to income tax expense of $2.7 million on pre-tax income of $270.5 million for the three months ended June 30, 2025, a decrease of $0.2 million. Income tax expense was primarily driven by withholding taxes on investment income from TS Hamilton Fund.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Six Months Ended
	June 30,
($ in thousands, except per share amounts)	2026	2025
Gross premiums written	$1,771,152	$1,555,332
Net premiums written	$1,275,355	$1,160,189
Net premiums earned	$1,156,522	$1,010,091
Third party fee income(1)	10,655	9,676

Claims and Expenses
Losses and loss adjustment expenses	686,274	665,163
Acquisition costs	289,929	239,696
Other underwriting expenses(2)	104,279	105,709
Underwriting income (loss)(3)	86,695	9,199

Net realized and unrealized gains (losses) on investments	378,933	456,828
Net investment income (loss)(4)	50,469	39,994
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	429,402	496,822

Net foreign exchange gains (losses)	1,905	(7,039)
Corporate expenses(2)	24,116	25,821
Amortization of intangible assets	7,720	7,895
Interest expense	9,538	10,331
Income tax expense (benefit)	4,793	5,882
Net income (loss)	471,835	449,053
Net income (loss) attributable to non-controlling interest(5)	194,515	180,765
Net income (loss) attributable to common shareholders	$277,320	$268,288
Diluted income (loss) per share attributable to common shareholders	$2.73	$2.56

Key Ratios
Attritional loss ratio - current year	53.9%	52.5%
Attritional loss ratio - prior year development	1.1%	(1.7)%
Catastrophe loss ratio - current year	4.0%	16.8%
Catastrophe loss ratio - prior year development	0.3%	(1.7)%
Loss and loss adjustment expense ratio	59.3%	65.9%
Acquisition cost ratio	25.1%	23.7%
Other underwriting expense ratio	8.1%	9.5%
Combined ratio	92.5%	99.1%

Return on average common shareholders' equity	9.8%	11.0%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	June 30, 2026	December 31, 2025
Tangible book value per common share	$28.07	$27.62
Accumulated dividends	$2.00	$—
Tangible book value per common share plus accumulated dividends	$30.07	$27.62
Change in tangible book value per common share plus accumulated dividends	8.9%

Book value per common share	$28.91	$28.50
Accumulated dividends	$2.00	$—
Book value per common share plus accumulated dividends	$30.91	$28.50
Change in book value per common share plus accumulated dividends	8.5%

Balance Sheet Data
Total assets	$10,263,899	$9,571,613
Total shareholders' equity	$2,850,836	$2,822,099

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $24.1 million and $25.8 million for the six months ended June 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the six months ended June 30, 2026 and 2025:

Gross premiums written Gross premiums written were $1.8 billion and $1.6 billion for the six months ended June 30, 2026 and 2025, respectively. The increase in gross premiums written was primarily driven by our casualty reinsurance and insurance classes and specialty insurance classes as a result of growth in both new and existing business, partially offset by a decrease in our property reinsurance classes primarily as a result of lower reinstatement premiums and rate decreases for the six months ended June 30, 2026.

Underwriting results The combined ratio was 92.5% and 99.1% for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by a decrease in the catastrophe loss ratio and other underwriting expense ratio, partially offset by an increase in the attritional loss ratio and acquisition cost ratio.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2026
Attritional losses	$623,288	53.9%	$13,117	1.1%	$636,405	55.0%
Catastrophe losses	45,710	4.0%	4,159	0.3%	49,869	4.3%
Total	$668,998	57.9%	$17,276	1.4%	$686,274	59.3%

June 30, 2025
Attritional losses	$530,234	52.5%	$(17,108)	(1.7)%	$513,126	50.8%
Catastrophe losses	169,621	16.8%	(17,584)	(1.7)%	152,037	15.1%
Total	$699,855	69.3%	$(34,692)	(3.4)%	$665,163	65.9%

Attritional loss ratio - current year for the six months ended June 30, 2026 was 53.9% compared to 52.5% for the six months ended June 30, 2025, an increase of 1.4 percentage points. The attritional loss ratio - current year for the six months ended June 30, 2026 was primarily driven by a change in business mix, including more casualty reinsurance and specialty insurance business.

Attritional loss ratio - prior year for the six months ended June 30, 2026 was an unfavorable 1.1% compared to a favorable 1.7% for the six months ended June 30, 2025, an increase of 2.8 percentage points. The attritional loss ratio - prior year for the six months ended June 30, 2026 was primarily driven by additional loss information in relation to certain large losses, including the Baltimore Bridge collapse, and unfavorable development in certain Bermuda casualty classes, partially offset by favorable development in International specialty and property classes and Bermuda property classes. The attritional loss ratio - prior year for the six months ended June 30, 2025 was primarily driven by favorable development in both our Bermuda and International specialty and property classes, partially offset by unfavorable development in certain Bermuda casualty classes.

Catastrophe losses - current year and prior year development were $49.9 million and $152.0 million for the six months ended June 30, 2026 and 2025, respectively. Catastrophe losses for the six months ended June 30, 2026 were driven by the Middle East conflict ($45.7 million), in addition to unfavorable prior year development of $4.2 million. Catastrophe losses for the six months ended June 30, 2025 were driven by the California wildfires ($159.7 million) and severe convective storms ($9.9 million), partially offset by favorable prior year development of $17.6 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$403,049	$371,418
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	26,353	125,404
	$429,402	$496,822

Net income (loss) attributable to non-controlling interest - TSHF	$194,515	$180,765
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $403.0 million and $371.4 million for the six months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $208.5 million and $190.7 million for the six months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 9.6% and 10.1% for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by China onshore and Europe. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the scientific discretionary macro vehicle, NTV. Gains from macro trading were led by commodities in FTV and were partially offset by losses within the relative value rates vehicle, KTV.

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

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $26.4 million and $125.4 million for the six months ended June 30, 2026 and 2025, respectively. Income for the six months ended June 30, 2026 was driven by investment income on a larger portfolio of higher yielding assets, partially offset by negative mark-to-market returns. Income for the six months ended June 30, 2025 was primarily driven by investment income and positive mark-to-market returns.

International Segment

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Gross premiums written	$862,982	$714,757
Net premiums written	$610,280	$487,063
Net premiums earned	$593,414	$493,775
Third party fee income	4,367	8,164

Claims and Expenses
Losses and loss adjustment expenses	338,129	270,405
Acquisition costs	161,491	128,473
Other underwriting expenses	82,057	75,130
Underwriting income (loss)	$16,104	$27,931

Attritional losses - current year	$314,405	$256,660
Attritional losses - prior year development	(9,897)	(16,419)
Catastrophe losses - current year	33,621	30,641
Catastrophe losses - prior year development	—	(477)
Losses and loss adjustment expenses	$338,129	$270,405

Attritional loss ratio - current year	53.0%	52.0%
Attritional loss ratio - prior year development	(1.7)%	(3.3)%
Catastrophe loss ratio - current year	5.7%	6.2%
Catastrophe loss ratio - prior year development	0.0%	(0.1)%
Losses and loss adjustment expense ratio	57.0%	54.8%
Acquisition cost ratio	27.2%	26.0%
Other underwriting expense ratio	13.1%	13.6%
Combined ratio	97.3%	94.4%

Gross Premiums Written

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$115,789	$118,397
Casualty	341,971	276,003
Specialty	405,222	320,357
Total	$862,982	$714,757

Gross premiums written increased by $148.2 million, or 20.7%, from $714.8 million for the six months ended June 30, 2025 to $863.0 million for the six months ended June 30, 2026, primarily driven by growth in both new and existing business in casualty and specialty insurance classes.

Net Premiums Earned

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$98,777	$89,410
Casualty	215,725	179,801
Specialty	278,912	224,564
Total	$593,414	$493,775

Net premiums earned increased by $99.6 million, or 20.2%, from $493.8 million for the six months ended June 30, 2025 to $593.4 million for the six months ended June 30, 2026. The increase was primarily driven by growth in our specialty and casualty insurance and specialty reinsurance classes. Specialty insurance growth was primarily driven by accident & health, fine art & specie and marine & energy; specialty reinsurance growth was primarily driven by surety reinsurance; and casualty insurance growth was primarily driven by U.S. excess and surplus lines and professional lines.

Third Party Fee Income

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Third party fee income	$4,367	$8,164

Third party fee income decreased by $3.8 million, from $8.2 million for the six months ended June 30, 2025 to $4.4 million for the six months ended June 30, 2026. The decrease was primarily due to a decrease in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2026
Attritional losses	$314,405	53.0%	$(9,897)	(1.7)%	$304,508	51.3%
Catastrophe losses	33,621	5.7%	—	0.0%	33,621	5.7%
Total	$348,026	58.7%	$(9,897)	(1.7)%	$338,129	57.0%

June 30, 2025
Attritional losses	$256,660	52.0%	$(16,419)	(3.3)%	$240,241	48.7%
Catastrophe losses	30,641	6.2%	(477)	(0.1)%	30,164	6.1%
Total	$287,301	58.2%	$(16,896)	(3.4)%	$270,405	54.8%

Attritional loss ratio - current year for the six months ended June 30, 2026 was 53.0% compared to 52.0% for the six months ended June 30, 2025, an increase of 1.0 percentage points. The increase was primarily driven by a change in business mix, including more specialty insurance business.

Attritional loss ratio - prior year for the six months ended June 30, 2026 was a favorable 1.7% compared to a favorable 3.3% for the six months ended June 30, 2025, an increase of 1.6 percentage points. The favorable attritional loss ratio - prior year for the six months ended June 30, 2026 was primarily driven by favorable development in specialty, property and casualty insurance classes, partially offset by additional loss information in relation to the Baltimore Bridge collapse.

Catastrophe losses - current year and prior year were $33.6 million and $30.2 million for the six months ended June 30, 2026 and 2025, respectively. Catastrophe losses for the six months ended June 30, 2026 were driven by the Middle East conflict ($33.6 million). Catastrophe losses for the six months ended June 30, 2025 were driven by the California wildfires ($29.0 million) and severe convective storms ($1.6 million), partially offset by favorable prior year development of $0.4 million.

Acquisition Costs

	For the Six Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	'26 vs '25 point r
Property	$34,911	$30,375	35.3%	34.0%	1.3
Casualty	39,631	34,593	18.4%	19.2%	(0.8)
Specialty	86,949	63,505	31.2%	28.3%	2.9
Total	$161,491	$128,473	27.2%	26.0%	1.2

The acquisition cost ratio for the six months ended June 30, 2026 was 27.2%, compared to 26.0% for the six months ended June 30, 2025, an increase of 1.2 percentage points. The increase was primarily driven by a change in business mix, including an increase in specialty insurance.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Other underwriting expenses	$82,057	$75,130
Other underwriting expense ratio	13.1%	13.6%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $82.1 million for the six months ended June 30, 2026, an increase of $6.9 million, or 9.2%, compared to $75.1 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in personnel costs.

The other underwriting expense ratio for the six months ended June 30, 2026 and 2025 decreased from 13.6% to 13.1% driven by growth in the premium base, partially offset by an increase in the underlying costs and a decrease in third party fee income.

Bermuda Segment

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Gross premiums written	$908,170	$840,575
Net premiums written	$665,075	$673,126
Net premiums earned	$563,108	$516,316
Third party fee income	6,288	1,512

Claims and Expenses
Losses and loss adjustment expenses	348,145	394,758
Acquisition costs	128,438	111,223
Other underwriting expenses	22,222	30,579
Underwriting income (loss)	$70,591	$(18,732)

Attritional losses - current year	$308,883	$273,574
Attritional losses - prior year development	23,014	(689)
Catastrophe losses - current year	12,089	138,980
Catastrophe losses - prior year development	4,159	(17,107)
Losses and loss adjustment expenses	$348,145	$394,758

Attritional loss ratio - current year	54.9%	53.0%
Attritional loss ratio - prior year development	4.1%	(0.1)%
Catastrophe loss ratio - current year	2.1%	26.9%
Catastrophe loss ratio - prior year development	0.7%	(3.3)%
Losses and loss adjustment expense ratio	61.8%	76.5%
Acquisition cost ratio	22.8%	21.5%
Other underwriting expense ratio	2.8%	5.6%
Combined ratio	87.4%	103.6%

Gross Premiums Written

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$316,432	$366,694
Casualty	464,976	361,539
Specialty	126,762	112,342
Total	$908,170	$840,575

Gross premiums written increased by $67.6 million, or 8.0%, from $840.6 million for the six months ended June 30, 2025 to $908.2 million for the six months ended June 30, 2026, primarily driven by growth in both new and existing business in casualty reinsurance classes, partially offset by a decrease in property reinsurance classes as a result of lower reinstatement premiums and rate decreases.

Net Premiums Earned

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Property	$145,916	$175,782
Casualty	341,654	269,918
Specialty	75,538	70,616
Total	$563,108	$516,316

Net premiums earned increased by $46.8 million, or 9.1%, from $516.3 million for the six months ended June 30, 2025 to $563.1 million for the six months ended June 30, 2026, primarily driven by new business and volume growth in our casualty reinsurance classes, partially offset by a decrease in our property reinsurance classes as a result of lower reinstatement premiums and rate decreases. The increase in casualty reinsurance was primarily driven by general liability lines.

Third Party Fee Income

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Third party fee income	$6,288	$1,512

Third party fee income is generated by certain performance and management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and increased by $4.8 million, from $1.5 million for the six months ended June 30, 2025 to $6.3 million for the six months ended June 30, 2026.

Losses and Loss Adjustment Expenses

	For the Six Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
June 30, 2026
Attritional losses	$308,883	54.9%	$23,014	4.1%	$331,897	59.0%
Catastrophe losses	12,089	2.1%	4,159	0.7%	16,248	2.8%
Total	$320,972	57.0%	$27,173	4.8%	$348,145	61.8%

June 30, 2025
Attritional losses	$273,574	53.0%	$(689)	(0.1)%	$272,885	52.9%
Catastrophe losses	138,980	26.9%	(17,107)	(3.3)%	121,873	23.6%
Total	$412,554	79.9%	$(17,796)	(3.4)%	$394,758	76.5%

Attritional loss ratio - current year for the six months ended June 30, 2026 was 54.9% compared to 53.0% for the six months ended June 30, 2025, an increase of 1.9 percentage points. The increase was primarily driven by a change in business mix, including more proportional casualty reinsurance business.

Attritional loss ratio - prior year for the six months ended June 30, 2026 was an unfavorable 4.1% compared to a favorable 0.1% for the six months ended June 30, 2025, an increase of 4.2 percentage points. The unfavorable attritional loss ratio - prior year for the six months ended June 30, 2026 was primarily driven by additional loss information in relation to certain large losses, including the Baltimore Bridge collapse, and unfavorable development in certain casualty reinsurance classes, partially offset by favorable development in property reinsurance classes.

Catastrophe losses - current year and prior year were $16.2 million and $121.9 million for the six months ended June 30, 2026 and 2025, respectively. Catastrophe losses for the six months ended June 30, 2026 were driven by the Middle East conflict ($12.0 million), in addition to unfavorable prior year development of $4.2 million. Catastrophe losses for the six months ended June 30, 2025 were driven by the California wildfires ($130.7 million) and severe convective storms ($8.3 million), partially offset by favorable prior year development of $17.1 million.

Acquisition Costs

	For the Six Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	'26 vs '25 point r
Property	$21,232	$23,943	14.6%	13.6%	1.0
Casualty	88,376	70,829	25.9%	26.2%	(0.3)
Specialty	18,830	16,451	24.9%	23.3%	1.6
Total	$128,438	$111,223	22.8%	21.5%	1.3

The acquisition cost ratio for the six months ended June 30, 2026 was 22.8%, compared to 21.5% for the six months ended June 30, 2025, an increase of 1.3 percentage points. The increase was driven by a change in business mix, including more proportional business written in our casualty reinsurance classes, partially offset by an increase in ceded commission income.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Other underwriting expenses	$22,222	$30,579
Other underwriting expense ratio	2.8%	5.6%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the six months ended June 30, 2026 were $22.2 million, a decrease of $8.4 million, or 27.3%, compared to $30.6 million for the six months ended June 30, 2025. The decrease was primarily driven by Bermuda substance-based tax credits, partially offset by an increase in personnel costs.

The other underwriting expense ratio for the six months ended June 30, 2026 and 2025 decreased from 5.6% to 2.8%, driven by the Bermuda substance-based tax credits, certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$403,049	$371,418
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	26,353	125,404
	$429,402	$496,822

Net income (loss) attributable to non-controlling interest - TSHF	$194,515	$180,765
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $403.0 million and $371.4 million for the six months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $208.5 million and $190.7 million for the six months ended June 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 9.6% and 10.1% for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV and ATV. Gains from single name equities trading were led by the U.S., followed by China onshore and Europe. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the scientific discretionary macro vehicle, NTV. Gains from macro trading were led by commodities in FTV and were partially offset by losses within the relative value rates vehicle, KTV.

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

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned income of $26.4 million and $125.4 million for the six months ended June 30, 2026 and 2025, respectively. Income for the six months ended June 30, 2026 was driven by investment income on a larger portfolio of higher yielding assets, partially offset by negative mark-to-market returns. Income for the six months ended June 30, 2025 was primarily driven by investment income and positive mark-to-market returns.

Net Foreign Exchange Gains (Losses)

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Net foreign exchange gains (losses)	$1,905	$(7,039)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange gains of $1.9 million and losses of $7.0 million for the six months ended June 30, 2026 and 2025, respectively, were primarily driven by the remeasurement of insurance related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Corporate expenses	$24,116	$25,821

Corporate expenses for the six months ended June 30, 2026 were $24.1 million, compared to $25.8 million for the six months ended June 30, 2025, a decrease of $1.7 million. The decrease was primarily driven by the impact of the Bermuda substance-based tax credits, partially offset by an increase in personnel costs.

Amortization of Intangible Assets

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Amortization of intangible assets	$7,720	$7,895

Amortization of intangible assets of $7.7 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively, relates to internally developed software and intangible assets acquired in a business combination.

Interest Expense

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Interest expense	$9,538	$10,331

Interest expense of $9.5 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. The decrease in interest expense is primarily driven by the movement in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Income tax expense (benefit)	$4,793	$5,882

Income tax expense for the six months ended June 30, 2026 was $4.8 million on pre-tax income of $476.6 million, compared to income tax expense of $5.9 million on pre-tax income of $454.9 million for the six months ended June 30, 2025, a decrease of $1.1 million. Income tax expense was primarily driven by withholding taxes on investment income from TS Hamilton Fund.

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

	As at
($ in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Closing common shareholders' equity	$2,850,836	$2,822,099
Closing common shares outstanding	98,614,386	99,029,434
Book value per common share	$28.91	$28.50
Accumulated dividends	$2.00	$—
Book value per common share plus accumulated dividends	$30.91	$28.50

Book value per common share was $28.91 at June 30, 2026, a $0.41 or 1.4% increase from the Company’s book value per common share of $28.50 at December 31, 2025 and a $2.41 or 8.5% increase from $28.50 when incorporating the impact of the special dividend paid to common shareholders in the six months ended June 30, 2026.

The increase in book value per common share plus accumulated dividends was primarily driven by the Company’s net income attributable to common shareholders of $277.3 million for the six months ended June 30, 2026. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

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

	As at
($ in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Closing common shareholders' equity	$2,850,836	$2,822,099
Intangible assets	83,163	86,624
Closing common shareholders' equity, less intangible assets	$2,767,673	$2,735,475

Closing common shares outstanding	98,614,386	99,029,434
Tangible book value per common share	$28.07	$27.62
Accumulated dividends	$2.00	$—
Tangible book value per common share plus accumulated dividends	$30.07	$27.62

Tangible book value per common share was $28.07 at June 30, 2026, a $0.45 or 1.6% increase from the Company’s tangible book value per common share of $27.62 at December 31, 2025 and a $2.45 or 8.9% increase from $27.62 when incorporating the impact of the special dividend paid to common shareholders in the six months ended June 30, 2026.

The increase in book value per common share plus accumulated dividends was primarily driven by the Company’s net income attributable to common shareholders of $277.3 million for the six months ended June 30, 2026. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate ROACE by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) attributable to common shareholders	$143,782	$187,415	$277,320	$268,288
Average common shareholders' equity for the period	$2,786,644	$2,478,965	$2,836,468	$2,443,650
Return on average common shareholders' equity	5.2%	7.6%	9.8%	11.0%

ROACE was 5.2% for the three months ended June 30, 2026, compared to 7.6% for the three months ended June 30, 2025. The decrease was driven by the higher average common shareholders' equity and lower net income attributable to common shareholders reported as at and for the three months ended June 30, 2026, respectively.

ROACE was 9.8% for the six months ended June 30, 2026, compared to 11.0% for the six months ended June 30, 2025. The decrease was driven by the higher average common shareholders' equity, partially offset by the higher net income attributable to common shareholders reported as at and for the six months ended June 30, 2026, respectively.

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

The following table reconciles underwriting income (loss) to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Underwriting income (loss)	$29,112	$67,459	$86,695	$9,199
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	252,296	229,101	429,402	496,822
Net foreign exchange gains (losses)	(2,629)	(4,513)	1,905	(7,039)
Corporate expenses	(13,044)	(12,853)	(24,116)	(25,821)
Amortization of intangible assets	(3,700)	(4,004)	(7,720)	(7,895)
Interest expense	(4,762)	(4,729)	(9,538)	(10,331)
Income tax (expense) benefit	(2,470)	(2,675)	(4,793)	(5,882)
Net income (loss), prior to non-controlling interest	$254,803	$267,786	$471,835	$449,053

Third Party Fee Income

Third party fee income includes income that is incremental and/or directly attributable to our underwriting operations. It is primarily comprised of performance and management fees earned by the Bermuda segment that were generated by our third party capital manager, Ada Capital Management Limited, and fees earned by the International segment for management services provided to consortia and third party syndicates. We believe that this measure is a relevant component of our underwriting income (loss).

The following table reconciles third party fee income to other income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Third party fee income	$3,904	$5,014	$10,655	$9,676
Other income (loss)	$3,904	$5,014	$10,655	$9,676

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Other underwriting expenses	$53,887	$55,975	$104,279	$105,709
Corporate expenses	13,044	12,853	24,116	25,821
General and administrative expenses	$66,931	$68,828	$128,395	$131,530

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Investment Philosophy

The Company maintains two segregated investment portfolios: a fixed maturities and short-term investments trading portfolio and an investment in TS Hamilton Fund.

Our high quality and liquid fixed maturities and short-term investments trading portfolio is structured to focus primarily on the preservation of capital and the availability of liquidity to meet the Company’s claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The Company also invests in TS Hamilton Fund, a Delaware limited liability company. Hamilton Re has agreed to use its reasonable best efforts to maintain an investment in TS Hamilton Fund in an amount not less than the lesser of (i) $1.8 billion or (ii) 60% of Hamilton Group’s net tangible assets (the "Minimum Commitment Amount"). Hamilton Re has the ability to withdraw capital from the TS Hamilton Fund under a two‑tier structure that distinguishes between amounts in excess of the Minimum Commitment Amount ("Sub‑Series A Interests") and amounts at or below that level ("Sub‑Series B Interests"). Hamilton Re may withdraw Sub‑Series A Interests on a quarterly basis with at least 55 days’ prior notice, and may withdraw Sub‑Series B Interests on a monthly basis, subject to a six‑month notice requirement and monthly limits, including a cap of one-twelfth of such interests per month.

The TS Hamilton Fund investment strategy is focused on delivering non-market correlated investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of customers, rating agencies and regulators. Two Sigma, the investment manager of the TS Hamilton Fund, is an investment adviser registered with the U.S. Securities and Exchange Commission specializing in quantitative analysis.

Cash and Investments

At June 30, 2026 and December 31, 2025, total cash and investments was $6.1 billion and $6.2 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	June 30, 2026		December 31, 2025
Fixed maturity investments, at fair value	$3,114,054	50%	$3,238,543	52%
Short-term investments, at fair value	356,453	6%	200,459	3%
	3,470,507	56%	3,439,002	55%
Investments in Two Sigma Funds, at fair value	1,844,158	30%	1,587,658	26%
Total investments	5,314,665	86%	5,026,660	81%
Cash and cash equivalents	717,335	12%	1,062,359	17%
Restricted cash and cash equivalents	111,631	2%	109,731	2%
Total cash and cash equivalents	828,966	14%	1,172,090	19%
Total cash and investments	$6,143,631	100%	$6,198,750	100%

Total cash and investments decreased from $6.2 billion at December 31, 2025 to $6.1 billion at June 30, 2026. The decrease was primarily driven by payment of a special dividend, partially offset by positive investment returns on the TS Hamilton Fund and the continued deployment of cash into, and positive investment returns on, our fixed maturities and short-term investments trading portfolio.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	As at June 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$642,619	$162	$(6,806)	$635,975
U.S. states, territories and municipalities	10,706	13	(118)	10,601
Non-U.S. sovereign governments and supranationals	110,285	962	(2,463)	108,784
Corporate	1,737,396	10,459	(15,577)	1,732,278
Residential mortgage-backed securities - Agency	221,454	1,403	(5,243)	217,614
Residential mortgage-backed securities - Non-agency	58,086	156	(1,520)	56,722
Commercial mortgage-backed securities - Non-agency	78,767	209	(586)	78,390
Other asset-backed securities	274,194	433	(937)	273,690
Total fixed maturities	3,133,507	13,797	(33,250)	3,114,054
Short-term investments	355,729	780	(56)	356,453
Total	$3,489,236	$14,577	$(33,306)	$3,470,507

	As at December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$795,780	$4,782	$(2,728)	$797,834
U.S. states, territories and municipalities	12,924	89	(53)	12,960
Non-U.S. sovereign governments and supranationals	108,296	3,102	(537)	110,861
Corporate	1,557,582	29,899	(3,337)	1,584,144
Residential mortgage-backed securities - Agency	370,516	4,419	(9,285)	365,650
Residential mortgage-backed securities - Non-agency	33,052	319	(826)	32,545
Commercial mortgage-backed securities - Non-agency	94,223	835	(360)	94,698
Other asset-backed securities	238,567	1,401	(117)	239,851
Total fixed maturities	3,210,940	44,846	(17,243)	3,238,543
Short-term investments	200,052	419	(12)	200,459
Total	$3,410,992	$45,265	$(17,255)	$3,439,002

The fair value of the Company’s fixed maturity trading portfolio and short-term investments was $3.5 billion and $3.4 billion at June 30, 2026 and December 31, 2025, respectively.

Short-term investments at June 30, 2026 and December 31, 2025 of $356.5 million and $200.5 million, respectively, include $356.4 million and $199.0 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See the following discussion for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	As at
	June 30, 2026			December 31, 2025
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$635,975	18%	Aa1	$797,834	23%	Aa1
U.S. states, territories and municipalities	10,601	0%	Aa2	12,960	0%	Aa2
Non-U.S. sovereign governments and supranationals	108,784	3%	Aa1	110,861	3%	Aa1
Corporate	1,732,278	51%	A3	1,584,144	46%	A3
Residential mortgage-backed securities - Agency	217,614	6%	Aa1	365,650	11%	Aa1
Residential mortgage-backed securities - Non-agency	56,722	2%	Aa1	32,545	1%	Aaa
Commercial mortgage-backed securities - Non-agency	78,390	2%	Aa1	94,698	3%	Aa1
Other asset-backed securities	273,690	8%	Aa1	239,851	7%	Aa1
Total fixed maturities	3,114,054	90%	A1	3,238,543	94%	Aa3
Short-term investments	356,453	10%	Aa1	200,459	6%	Aa1
Total fixed maturities and short-term investments	$3,470,507	100%	Aa3	$3,439,002	100%	Aa3

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	As at
	June 30, 2026	December 31, 2025
Average credit quality	A1	Aa3
Average yield to maturity	4.7%	4.1%
Expected average duration (in years)	4.0	3.4

At June 30, 2026 and December 31, 2025, 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa3 or higher) by third party rating services. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, at June 30, 2026 and December 31, 2025, was A1 and Aa3, respectively.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 4.7% at June 30, 2026 from 4.1% at December 31, 2025.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 4.0 years and 3.4 years at June 30, 2026 and December 31, 2025, respectively.

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

The Company owns the following interest in each of the Two Sigma Funds:

	As at June 30, 2026
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	13.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	10.4%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.2%
Two Sigma Futures Portfolio, LLC	FTV	6.6%
Two Sigma Horizon Portfolio, LLC	HTV	5.4%
Two Sigma Navigator Portfolio, LLC	NTV	6.0%
Two Sigma Kuiper Portfolio, LLC	KTV	5.2%

Although Two Sigma has broad discretion to allocate invested assets to different opportunities, the current strategy is focused on highly diversified liquid positions in global equities, futures and foreign exchange markets. Through its investments in the Two Sigma Funds, we seek to achieve absolute dollar-denominated returns on a substantial capital base, primarily by combining multiple hedged and leveraged systematic and non-systematic investment strategies with proprietary risk management and execution techniques. These strategies include, but are not limited to, technical and statistically-based, fundamental-based, event-based, market condition-based and spread-based strategies as well as contributor-based and/or sentiment-based strategies and blended strategies.

•STV primarily utilizes systematic strategies to trade exchange-traded funds.
•ESTV primarily utilizes systematic strategies to trade U.S. listed and non-U.S.-listed equity securities, swap contracts, money market funds, government debt securities, futures and foreign currency forward contracts.
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

The Company’s investments in Two Sigma Funds are as follows:

	As at
	June 30, 2026			December 31, 2025
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$43,863	$9,324	$53,187	$500,616	$131,996	$632,612
Two Sigma Equity Spectrum Portfolio, LLC	915,005	170,510	1,085,515	187,718	49,906	237,624
Two Sigma Absolute Return Portfolio, LLC	10,784	1,417	12,201	93,092	8,882	101,974
Two Sigma Futures Portfolio, LLC	196,068	75,667	271,735	192,064	44,998	237,062
Two Sigma Horizon Portfolio, LLC	252,942	15,344	268,286	241,090	4,585	245,675
Two Sigma Navigator Portfolio, LLC	132,908	(1,545)	131,363	110,577	(9,585)	100,992
Two Sigma Kuiper Portfolio, LLC	22,521	(650)	21,871	30,406	1,313	31,719
Total	$1,574,091	$270,067	$1,844,158	$1,355,563	$232,095	$1,587,658

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $1.6 billion at December 31, 2025 to $1.8 billion at June 30, 2026 is primarily driven by investment gains, asset allocations and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

	As at
($ in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$180,183	$648,726
Short-term investments	356,350	198,986
Investments in Two Sigma Funds, at fair value	1,844,158	1,587,658
Receivables for investments sold	173,808	57,938
Interest and dividends receivable	1,038	1,110
Total assets	2,555,537	2,494,418

Liabilities
Payable for investments purchased	36,007	192,467
Withdrawal payable	67,946	123,376
Accounts payable and accrued expenses	225	214
Total liabilities	104,178	316,057
Total net assets managed by TS Hamilton Fund	$2,451,359	$2,178,361

Total net assets in TS Hamilton Fund were $2.5 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At June 30, 2026 and December 31, 2025, total unrestricted cash and cash equivalents were $717.3 million and $1.1 billion, respectively, and total restricted cash and cash equivalents were $111.6 million and $109.7 million, respectively.

Holding Company

As a holding company, Hamilton Insurance Group, Ltd. has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Hamilton Group’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which the Company’s subsidiaries operate (refer to Note 17, Statutory Requirements in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025 for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. Hamilton Group also maintains capital maintenance agreements with certain insurance subsidiaries, designed to support regulatory and rating agency capital requirements. Under these agreements, Hamilton Group may be required to contribute capital if a subsidiary’s capital levels fall below specified regulatory or rating agency thresholds.

During the six months ended June 30, 2026 and 2025, Hamilton Group received $306.0 million and $115.5 million, respectively, of distributions from its subsidiaries. The Company’s primary use of funds includes common share repurchases, interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. The Company also declared and paid a special dividend of $2.00 per common share, or $199.5 million, in the six months ended June 30, 2026. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 10, Share Capital, in the accompanying unaudited condensed consolidated financial statements for further detail of common share repurchases in the six months ended June 30, 2026. Management believes the dividend distribution capacity of Hamilton Group’s subsidiaries, which was estimated at $620.1 million at December 31, 2025, will provide the Company with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

Hamilton Group’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to the Company. The subsidiaries’ remaining cash flows are generally invested in the fixed maturities and short-term investments trading portfolio and used to fund common share repurchases or acquisitions.

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

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$226,144	$253,312
Investing activities	(186,755)	(140,826)
Financing activities	(375,850)	(163,800)
Effect of exchange rate changes on cash	(6,663)	21,759
Net increase (decrease) in cash and cash equivalents	$(343,124)	$(29,555)

Net cash provided by (used in) operating activities was $226.1 million and $253.3 million in the six months ended June 30, 2026 and 2025, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $(186.8) million and $(140.8) million in the six months ended June 30, 2026 and 2025, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover, asset allocations within the TS Hamilton Fund, and our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(375.9) million and $(163.8) million in the six months ended June 30, 2026 and 2025, respectively. Net cash used in financing activities for the six months ended June 30, 2026 was primarily driven by the special dividend, incentive allocations paid to TS Hamilton Fund and share repurchases. Net cash used in financing activities for the six months ended June 30, 2025 was primarily driven by incentive allocations paid to TS Hamilton Fund and share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details of common share repurchases for the six months ended June 30, 2026 and 2025.

We believe that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic losses. However, should claim payment obligations accelerate beyond the Company’s ability to fund payments from operating cash flows, the Company would utilize cash and cash equivalent balances and/or liquidate a portion of its fixed maturities and short-term investments trading portfolio and/or access certain credit facilities. The fixed maturities and short-term investments trading portfolio is heavily weighted towards conservative, high quality and highly liquid securities.

In addition, if necessary, we have the ability to liquidate a portion of our investment portfolio in the TS Hamilton Fund. Hamilton Re may withdraw its investment under a two‑tier withdrawal structure that distinguishes between amounts in excess of the Minimum Commitment Amount ("Sub-Series A Interests") and amounts at or below that level ("Sub-Series B Interests"). Sub-Series A Interests may be withdrawn on a quarterly basis with at least 55 days’ prior notice. Sub-Series B Interests may be withdrawn on a monthly basis, subject to a six‑month notice requirement and monthly withdrawal limitations, including a maximum withdrawal of one-twelfth of such interests per month.

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at June 30, 2026 could be available in one to three business days under normal market conditions, except for $786.1 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and $255.5 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	June 30, 2026	December 31, 2025
Shareholders' equity	$2,850,836	$2,822,099

The Company’s consolidated shareholders' equity was $2.9 billion at June 30, 2026, a 1.0% increase compared to $2.8 billion at December 31, 2025. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $277.3 million for the six months ended June 30, 2026, partially offset by the special dividend and share repurchases (see Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details).

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

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	As at
($ in thousands)	June 30, 2026	December 31, 2025
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,396	150,280
Unamortized loan issuance costs	$205	$257

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and six months ended June 30, 2026 and 2025. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share and per share information)
Authorized:
Common shares of $0.01 par value each (2026 and 2025: 150,000,000)
	As at
Issued, outstanding and fully paid:	June 30, 2026	December 31, 2025
Class A common shares (2026 and 2025: 17,320,078)	$173	$173
Class B common shares (2026: 65,890,659 and 2025: 66,305,707)	659	663
Class C common shares (2026 and 2025: 15,403,649)	154	154
Total	$986	$990

On November 4, 2025, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150.0 million, in addition to remaining amounts under the prior authorization (collectively, the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. All shares repurchased under the Authorization were subsequently cancelled. As of June 30, 2026, $136.7 million remained available for repurchase under the Authorization.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands except per share amounts)	2026	2025	2026	2025
Class B shares repurchased	720,310	1,652,945	1,394,783	2,148,432
Aggregate repurchase price	$22,096	$35,041	$41,802	$45,316
Average price per share	$30.68	$21.20	$29.97	$21.09

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

Credit Facilities

The Company has several available letter of credit ("LOC") facilities and a revolving loan facility provided by commercial banks. The LOC facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On November 15, 2024, letter of credit capacity under this facility was increased to $250 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At June 30, 2026, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch, currently equal to 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

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

In addition, on October 20, 2025, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The FAL LOC Facility was renewed in the amount of $260 million for a term that expires on December 31, 2029. The facility bears a fee of 150 basis points on the utilized amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at June 30, 2026.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

As at
($ in thousands)	June 30, 2026
Available letter of credit and revolving loan facilities - commitments	$1,001,584
Available letter of credit and revolving loan facilities - in use	787,552

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$106,459
Pledged interests in fixed income portfolio	253,230
Cash(1)	2,269
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

The financial strength ratings of our principal operating subsidiaries and our holding company are presented below. All information is as of July 31, 2026, at which time the outlook for each of the below ratings was "Stable".

	AM Best	Fitch	Kroll Bond Rating Agency ("KBRA")
Hamilton Re, Ltd.	A	A-	A
Hamilton Insurance DAC	A	A-	NR(1)
Hamilton Select	A(3)	NR(1)	NR(1)
Hamilton Insurance Group	NR(1)	BBB+ Issuer Default Rating	BBB+ Issuer Rating

Lloyd's Overall Market Rating(2)	A+	AA-	AA-
(1) Not Rated
(2) The Company's Syndicate 4000 benefits from the financial strength ratings assigned by each of AM Best, Fitch, KBRA and S&P Global ("AA-") to the Lloyd’s market.
(3) On May 12, 2026, AM Best upgraded the financial strength rating of Hamilton Select to "A" from "A-".

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2026.

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

Recent Accounting Pronouncements

At June 30, 2026, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in Note 15, Commitments and Contingencies, in our Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
($ in thousands, except per share information)	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase:							$158,792
April 1 - 30, 2026	17,392	$29.63	—	$—	17,392	$29.63	$158,276
May 1 - 31, 2026	280,718	$31.09	3,378	$30.43	284,096	$31.08	$149,549
June 1 - 30, 2026	422,200	$30.45	—	$—	422,200	$30.45	$136,694
Total	720,310		3,378		723,688		$136,694
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
The timing and amount of any future share repurchases will depend on market conditions, the Company’s business and strategic plans, financial condition, results of operations, liquidity, and other relevant factors. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 10, Share Capital. Repurchases under the Authorization totaled $22.1 million for the three months ended June 30, 2026.
(2) Other shares purchased, when applicable, generally represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1
Investment Agreement, dated April 1, 2026, by and among Hamilton Insurance Group, Ltd., Hamilton Re, Ltd., Two Sigma Hamilton Fund, LLC, Two Sigma Principals, LLC, and Two Sigma Investments, LP (incorporated by reference to Exhibit 10.1 to Hamilton Insurance Group, Ltd.’s Current Report on Form 8-K filed on April 2, 2026)

10.2*
Amended and Restated Investment Agreement, dated June 1, 2026, by and among Hamilton Insurance Group, Ltd., Hamilton Re, Ltd., Two Sigma Hamilton Fund, LLC, Two Sigma Principals, LLC, and Two Sigma Investments, LP

10.3*	Sixth Amended and Restated Limited Liability Company Agreement of Two Sigma Hamilton Fund, LLC, dated as of May 21, 2026
31.1*	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File for the period ended June 30, 2026. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2026

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)