Form 10-Q
period 2026-09-30
Hamilton Insurance Group, Ltd.
filed 2026-11-04
CIK 1593275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant's number of Class B common shares outstanding as of October 28, 2026 was 66,221,080.

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

Part I. Financial Information
Item 1. Financial Statements

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share information)	September 30, 2026	December 31, 2025
Assets
Fixed maturity investments, at fair value (amortized cost 2026: $3,267,687; 2025: $3,210,940)	$3,157,925	$3,238,543
Short-term investments, at fair value (amortized cost 2026: $423,363; 2025: $200,052)	424,046	200,459
Investments in Two Sigma Funds, at fair value (cost 2026: $1,471,985; 2025: $1,355,563)	1,873,879	1,587,658
Total investments	5,455,850	5,026,660
Cash and cash equivalents	1,184,318	1,062,359
Restricted cash and cash equivalents	129,300	109,731
Premiums receivable	1,209,434	939,777
Paid losses recoverable	198,835	93,659
Deferred acquisition costs	297,055	257,203
Unpaid losses and loss adjustment expenses recoverable	1,468,584	1,375,857
Receivables for investments sold	45,425	58,029
Prepaid reinsurance	452,409	296,351
Intangible assets	81,821	86,624
Other assets	303,990	265,363
Total assets	$10,827,021	$9,571,613

Liabilities, non-controlling interest, and shareholders’ equity
Liabilities
Reserve for losses and loss adjustment expenses	$4,988,921	$4,415,176
Unearned premiums	1,687,812	1,377,474
Reinsurance balances payable	507,737	296,400
Payables for investments purchased	162,951	209,853
Term loan, net of issuance costs	149,821	149,743
Accounts payable and accrued expenses	173,565	177,320
Payables to related parties	87,419	123,376
Total liabilities	7,758,226	6,749,342

Non-controlling interest – TS Hamilton Fund	132,921	172

Shareholders’ equity
Common shares:
Class A, authorized (2026 and 2025: 26,444,807), par value $0.01; issued and outstanding (2026 and 2025: 17,320,078)	173	173
Class B, authorized (2026: 85,157,932 and 2025: 84,677,932 ), par value $0.01; issued and outstanding (2026: 66,278,404 and 2025: 66,305,707)	663	663
Class C, authorized (2026: 14,923,649 and 2025: 15,403,649), par value $0.01; issued and outstanding (2026: 14,923,649 and 2025: 15,403,649)	149	154
Additional paid-in capital	1,132,118	1,134,985
Accumulated other comprehensive loss	(4,441)	(4,441)
Retained earnings	1,807,212	1,690,565
Total shareholders’ equity	2,935,874	2,822,099

Total liabilities, non-controlling interest, and shareholders’ equity	$10,827,021	$9,571,613

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share information)	2026	2025	2026	2025
Revenues
Gross premiums written	$819,702	$698,845	$2,590,854	$2,254,177
Reinsurance premiums ceded	(192,980)	(119,864)	(688,777)	(515,008)
Net premiums written	626,722	578,981	1,902,077	1,739,169

Net change in unearned premiums	(35,448)	(55,982)	(154,280)	(206,079)
Net premiums earned	591,274	522,999	1,747,797	1,533,090

Net realized and unrealized gains (losses) on investments	208,526	115,136	587,458	571,964
Net investment income (loss)	26,615	22,727	77,084	62,721
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	235,141	137,863	664,542	634,685

Other income (loss)	2,812	4,169	13,466	13,845
Net foreign exchange gains (losses)	(1,188)	2,619	719	(4,422)
Total revenues	828,039	667,650	2,426,524	2,177,198

Expenses
Losses and loss adjustment expenses	366,726	278,712	1,053,000	943,875
Acquisition costs	150,972	125,412	440,902	365,108
General and administrative expenses	74,958	74,302	203,353	205,832
Amortization of intangible assets	3,762	4,000	11,482	11,895
Interest expense	4,801	4,933	14,339	15,264
Total expenses	601,219	487,359	1,723,076	1,541,974

Income (loss) before income tax	226,820	180,291	703,448	635,224
Income tax expense (benefit)	(1,363)	3,866	3,430	9,748
Net income (loss)	228,183	176,425	700,018	625,476

Net income (loss) attributable to non-controlling interest	146,727	40,225	341,242	220,990

Net income (loss) and other comprehensive income (loss) attributable to common shareholders	$81,456	$136,200	$358,776	$404,486

Per share data
Basic income (loss) per share attributable to common shareholders	$0.82	$1.37	$3.62	$4.01
Diluted income (loss) per share attributable to common shareholders	$0.81	$1.32	$3.54	$3.88

See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Common shares
Balance, beginning of period	$986	$1,001	$990	$1,015
Issuance of common shares	—	—	14	11
Repurchases of common shares	(1)	(18)	(19)	(43)
Balance, end of period	985	983	985	983

Additional paid-in capital
Balance, beginning of period	1,126,425	1,148,571	1,134,985	1,163,609
Issuance of common shares	—	—	(14)	(12)
Repurchases of common shares	(1,054)	(20,414)	(22,036)	(48,922)
Share compensation expense	6,747	7,658	19,183	21,140
Balance, end of period	1,132,118	1,135,815	1,132,118	1,135,815

Accumulated other comprehensive income (loss)
Balance, beginning and end of period	(4,441)	(4,441)	(4,441)	(4,441)

Retained earnings
Balance, beginning of period	1,727,866	1,413,460	1,690,565	1,168,526
Net income (loss)	228,183	176,425	700,018	625,476
Net income (loss) attributable to non-controlling interest	(146,727)	(40,225)	(341,242)	(220,990)
Dividends on common shares	(24)	—	(205,762)	—
Repurchases of common shares	(2,086)	(20,024)	(36,367)	(43,376)
Balance, end of period	1,807,212	1,529,636	1,807,212	1,529,636

Total shareholders’ equity	$2,935,874	$2,661,993	$2,935,874	$2,661,993
See accompanying notes to the unaudited condensed consolidated financial statements.

Hamilton Insurance Group, Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($ in thousands)	September 30,
Operating activities	2026	2025
Net income (loss)	$700,018	$625,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,540	12,997
Share compensation expense	19,183	21,140
Net realized (gains) losses on investments	(554,472)	(424,142)
Change in net unrealized (gains) losses on investments	(32,986)	(147,822)
Other items	1,101	(26,695)
Change in:
Premiums receivable	(269,657)	(240,293)
Paid losses recoverable	(105,176)	18,559
Deferred acquisition costs	(39,852)	(50,275)
Prepaid reinsurance	(156,058)	(115,104)
Unpaid losses and loss adjustment expenses recoverable	(92,727)	(132,793)
Other assets	(37,984)	(8,767)
Reserve for losses and loss adjustment expenses	573,745	673,586
Unearned premiums	310,338	321,183
Reinsurance balances payable	211,337	111,436
Accounts payable and accrued expenses and other	(45,979)	(89,561)
Net cash provided by (used in) operating activities	493,371	548,925

Investing activities
Proceeds from redemptions from Two Sigma Funds	2,946,127	2,178,016
Contributions to Two Sigma Funds	(2,511,617)	(2,258,072)
Purchases of fixed maturity investments	(2,790,015)	(1,775,109)
Proceeds from sales, redemptions and maturity of fixed maturity investments	2,729,614	1,212,284
Purchases of short-term investments	(1,137,387)	(900,482)
Proceeds from sales of short-term investments	927,336	1,165,087
Change in receivables for investments sold	12,604	28,824
Change in payables for investments purchased	(46,902)	(13,414)
Other	(8,379)	(8,513)
Net cash provided by (used in) investing activities	121,381	(371,379)

Financing activities
Issuance of common shares	14	11
Repurchases of common shares	(58,422)	(92,341)
Contribution of additional paid-in capital	(14)	(12)
Term loan, net of issuance costs	—	(311)
Withdrawal of non-controlling interest	(208,493)	(139,939)
Dividends on common shares paid	(199,495)	—
Net cash provided by (used in) financing activities	(466,410)	(232,592)

Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(6,814)	19,411

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	141,528	(35,635)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	1,172,090	1,100,852
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$1,313,618	$1,065,217

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

Hamilton Managing General Agency Americas LLC ("HMGA Americas") is licensed throughout the United States and underwrites on behalf of the Group’s London, Dublin and Bermuda operations solely in respect of Hamilton Re US, providing access from the U.S. to the Lloyd’s market, the Group’s rated Irish carrier and the Group’s Bermuda balance sheet, respectively.

Hamilton Select Insurance Inc. ("Hamilton Select") is a U.S. domestic excess and surplus lines carrier incorporated in Delaware and authorized to write excess and surplus business in all 50 states.

Two Sigma Hamilton Fund, LLC ("TS Hamilton Fund") is a Delaware limited liability company. In 2013, Hamilton Re entered into a limited liability company agreement with TS Hamilton Fund and Two Sigma Principals, LLC (the "Managing Member"), a related party Delaware limited liability company which serves as the managing member of TS Hamilton Fund. The Managing Member, on behalf of TS Hamilton Fund, has engaged Two Sigma Investments, LP ("Two Sigma"), a related party Delaware limited partnership, to serve as the fund’s investment manager. Two Sigma is an investment adviser registered with the U.S. Securities and Exchange Commission, specializing in quantitative analysis.

On April 1, 2026, the Company, Hamilton Re, TS Hamilton Fund, the Managing Member and Two Sigma entered into an investment agreement (the "Original Investment Agreement") relating to Hamilton Re’s investment in TS Hamilton Fund. The Original Investment Agreement replaced and superseded the commitment agreement, dated July 1, 2023, as amended on January 1, 2025 (the "Prior Commitment Agreement"), which previously governed such investment. On June 1, 2026, the parties entered into an amended and restated investment agreement (the "Investment Agreement"), which amended and restated, and superseded in its entirety, the Original Investment Agreement. The principal effect of the June 1, 2026 amendment and restatement was to relocate the provisions governing withdrawals from the Investment Agreement to the Sixth Amended and Restated Limited Liability Company Agreement of the TS Hamilton Fund dated May 21, 2026 (the "LLCA"). The terms governing withdrawals were not substantively changed in connection with such amendment and restatement, and, other than the relocation of such provisions, no other material terms were modified.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Unconsolidated Related Parties

Ada Re is a special purpose insurer funded by investors and formed to provide fully collateralized reinsurance and retrocession to both Hamilton Group and third party cedants.

Easton Re has issued an industry loss index-triggered catastrophe bond that provides the Company’s operating platforms with multi-year risk transfer capacity to protect against named storm risk in the United States and earthquake risk in the United States and Canada. See Note 6, Reinsurance for further details.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
a.Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and Article 10 of Regulation S-X, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of, and for, the periods presented.
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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Investments

Fixed Maturity and Short-Term Investments - Trading

The Company’s fixed maturity and short-term investments are as follows:

	September 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$365,667	$—	$(14,989)	$350,678
U.S. states, territories and municipalities	9,462	—	(223)	9,239
Non-U.S. sovereign governments and supranationals	96,034	345	(4,029)	92,350
Corporate	1,891,295	4,448	(66,339)	1,829,404
Residential mortgage-backed securities - Agency	366,158	4	(19,785)	346,377
Residential mortgage-backed securities - Non-agency	100,297	95	(3,958)	96,434
Commercial mortgage-backed securities - Non-agency	87,238	3	(2,759)	84,482
Other asset-backed securities	351,536	396	(2,971)	348,961
Total fixed maturities	3,267,687	5,291	(115,053)	3,157,925
Short-term investments	423,363	709	(26)	424,046
Total	$3,691,050	$6,000	$(115,079)	$3,581,971

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$795,780	$4,782	$(2,728)	$797,834
U.S. states, territories and municipalities	12,924	89	(53)	12,960
Non-U.S. sovereign governments and supranationals	108,296	3,102	(537)	110,861
Corporate	1,557,582	29,899	(3,337)	1,584,144
Residential mortgage-backed securities - Agency	370,516	4,419	(9,285)	365,650
Residential mortgage-backed securities - Non-agency	33,052	319	(826)	32,545
Commercial mortgage-backed securities - Non-agency	94,223	835	(360)	94,698
Other asset-backed securities	238,567	1,401	(117)	239,851
Total fixed maturities	3,210,940	44,846	(17,243)	3,238,543
Short-term investments	200,052	419	(12)	200,459
Total	$3,410,992	$45,265	$(17,255)	$3,439,002

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Contractual Maturities Summary

The following table presents contractual maturities of fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
($ in thousands)	Amortized Cost	Fair Value
Due less than one year	$47,870	$47,814
Due after one through five years	1,418,639	1,384,030
Due after five through ten years	814,853	774,640
Due after ten years	81,096	75,187
Mortgage-backed securities	553,693	527,293
Asset-backed securities	351,536	348,961
Total	$3,267,687	$3,157,925

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

The Company owns the following interest in each of the Two Sigma Funds:

	September 30, 2026
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	12.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	9.6%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.2%
Two Sigma Futures Portfolio, LLC	FTV	6.5%
Two Sigma Horizon Portfolio, LLC	HTV	5.2%
Two Sigma Navigator Portfolio, LLC	NTV	5.8%
Two Sigma Kuiper Portfolio, LLC	KTV	5.1%

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

The Company’s investments in Two Sigma Funds are as follows:

($ in thousands)	September 30, 2026			December 31, 2025
Two Sigma Funds	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$48,246	$19,105	$67,351	$500,616	$131,996	$632,612
Two Sigma Equity Spectrum Portfolio, LLC	769,374	280,203	1,049,577	187,718	49,906	237,624
Two Sigma Absolute Return Portfolio, LLC	9,789	3,210	12,999	93,092	8,882	101,974
Two Sigma Futures Portfolio, LLC	236,926	49,433	286,359	192,064	44,998	237,062
Two Sigma Horizon Portfolio, LLC	266,392	22,480	288,872	241,090	4,585	245,675
Two Sigma Navigator Portfolio, LLC	125,927	27,418	153,345	110,577	(9,585)	100,992
Two Sigma Kuiper Portfolio, LLC	15,331	45	15,376	30,406	1,313	31,719
Total	$1,471,985	$401,894	$1,873,879	$1,355,563	$232,095	$1,587,658

The following table summarizes certain investments of the Two Sigma Funds where TS Hamilton Fund’s proportionate share of the fair value of the investment represents more than 5% of TS Hamilton Fund’s members’ equity:

	September 30, 2026
($ in thousands)	Principal / Shares (1)	Fair Value (1)	% of Members’ Equity
BlackRock Liquidity Funds T-Fund Portfolio	155,787	$155,787	5.9%
Invesco Treasury Portfolio Money Market Fund	167,517	$167,517	6.3%
U.S. Treasury Securities, 0.0000% - 5.1250%, due 10/1/2026 - 5/15/2056	2,230,441	$2,166,051	81.6%
U.S. Treasury Securities, 3.5000% - 5.1250%, due 1/31/2027 - 8/15/2056	(201,398)	$(190,608)	(7.2)%
(1) Values represent TS Hamilton Fund’s proportionate share of the aggregate of the Two Sigma Funds’ total holdings.

Two Sigma and the Managing Member are related parties to the Company as described further in Note 1, Organization. The LLCA requires TS Hamilton Fund to incur a management fee of 2.5% per annum of the non-managing members’ equity in the net asset value of the TS Hamilton Fund. The management fee for the three months ended September 30, 2026 and 2025 was $15.7 million and $13.3 million, respectively, and the management fee for the nine months ended September 30, 2026 and 2025 was $44.3 million and $38.7 million, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Under the terms of the LLCA, the Managing Member is entitled to an incentive allocation equal to 30% of TS Hamilton Fund’s net profits, subject to high watermark provisions, and adjusted for withdrawals and any incentive allocation to the Managing Member. In the event there is a net loss during a quarter and a net profit during any subsequent quarter, the Managing Member is entitled to a modified incentive allocation whereby the regular incentive allocation will be reduced by 50% until subsequent cumulative net profits are credited in an amount equal to 200% of the previously allocated net losses. The Managing Member is also entitled to receive an additional incentive allocation as of the end of each fiscal year (or on any date Hamilton Re withdraws all or a portion of its capital), in an amount equal to 25% of the Excess Profits. "Excess Profits" for any given fiscal year (or other such accounting period) means the net profits over 10% for such fiscal year, net of management fees and expenses and gross of incentive allocations, but only after recouping previously unrecouped net losses. To the extent Hamilton Re contributes capital other than at the beginning of a fiscal year or withdraws capital other than at the end of a fiscal year, the additional incentive allocation hurdle with respect to such capital is prorated. The aggregate incentive allocation (inclusive of the additional incentive allocation) for the three months ended September 30, 2026 and 2025 was $146.7 million and $40.2 million, respectively, and the aggregate incentive allocation (inclusive of the additional incentive allocation) for the nine months ended September 30, 2026 and 2025 was $341.2 million and $221.0 million, respectively.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on investments	$166,722	$109,355	$554,472	$424,142
Change in net unrealized gains (losses) on investments	41,804	5,781	32,986	147,822
Net realized and unrealized gains (losses) on investments	208,526	115,136	587,458	571,964

Net investment income (loss):
Fixed maturities	36,065	30,070	104,850	82,674
Short-term investments	3	155	22	453
TS Hamilton Fund	1,507	3,243	5,091	7,837
Cash and cash equivalents	5,002	3,986	13,491	12,576
Other	781	(575)	1,184	611
Interest and other	43,358	36,879	124,638	104,151
Management fees	(16,432)	(13,889)	(46,544)	(40,574)
Other expenses	(311)	(263)	(1,010)	(856)
Net investment income (loss)	26,615	22,727	77,084	62,721
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	$235,141	$137,863	$664,542	$634,685

Net Realized Gains (Losses) on Investments

The components of net realized gains (losses) on investments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Fixed maturities and short-term investments	$(6,983)	$3,274	$(9,316)	$4,140
TS Hamilton Fund	173,705	106,081	563,788	420,002
Net realized gains (losses) on investments	$166,722	$109,355	$554,472	$424,142

Net Unrealized Gains (Losses) on Investments

The components of net unrealized gains (losses) on investments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Fixed maturities and short-term investments	$(90,312)	$7,227	$(137,483)	$70,496
TS Hamilton Fund	132,116	(1,446)	170,469	77,326
Net unrealized gains (losses) on investments	$41,804	$5,781	$32,986	$147,822

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
Pledged Assets

At September 30, 2026 and December 31, 2025, pledged investments at fair value were comprised of $283.2 million and $263.1 million, respectively, securing a portion of the capital requirements for business written at Lloyd’s, $279.3 million and $265.0 million, respectively, held in trust accounts for the benefit of U.S. state regulatory authorities and $78.6 million and $90.4 million, respectively, securing other underwriting obligations. In addition, certain investments were pledged as security for letter of credit facilities as described further in Note 9, Debt and Credit Facilities.

At September 30, 2026 and December 31, 2025, restricted cash and cash equivalents balances were comprised of $121.6 million and $106.2 million, respectively, securing other underwriting obligations, $5.5 million and $1.4 million, respectively, securing a portion of the capital requirements for business written at Lloyd’s and $2.2 million and $2.1 million, respectively, in trust accounts for the benefit of regulatory authorities.

Total cash and cash equivalents and restricted cash and cash equivalents of $1.3 billion presented in the statement of cash flows was comprised of cash and cash equivalents of $1.2 billion and restricted cash and cash equivalents of $129.3 million on the balance sheet at September 30, 2026. Total cash and cash equivalents and restricted cash and cash equivalents of $1.2 billion presented in the statement of cash flows at December 31, 2025 was comprised of cash and cash equivalents of $1.1 billion and restricted cash and cash equivalents of $109.7 million on the balance sheet.

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

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents the financial instruments measured at fair value on a recurring basis:

	September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$350,678	$—	$350,678
U.S. states, territories and municipalities	—	9,239	—	9,239
Non-U.S. sovereign governments and supranationals	—	92,350	—	92,350
Corporate	—	1,829,404	—	1,829,404
Residential mortgage-backed securities - Agency	—	346,377	—	346,377
Residential mortgage-backed securities - Non-agency	—	96,434	—	96,434
Commercial mortgage-backed securities - Non-agency	—	84,482	—	84,482
Other asset-backed securities	—	348,961	—	348,961
Total fixed maturities	—	3,157,925	—	3,157,925
Short-term investments	—	424,046	—	424,046
Total	$—	$3,581,971	$—	$3,581,971

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government treasuries	$—	$797,834	$—	$797,834
U.S. states, territories and municipalities	—	12,960	—	12,960
Non-U.S. sovereign governments and supranationals	—	110,861	—	110,861
Corporate	—	1,584,144	—	1,584,144
Residential mortgage-backed securities - Agency	—	365,650	—	365,650
Residential mortgage-backed securities - Non-agency	—	32,545	—	32,545
Commercial mortgage-backed securities - Non-agency	—	94,698	—	94,698
Other asset-backed securities	—	239,851	—	239,851
Total fixed maturities	—	3,238,543	—	3,238,543
Short-term investments	—	200,459	—	200,459
Total	$—	$3,439,002	$—	$3,439,002

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

Activity in the non-controlling interest of TS Hamilton Fund was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Balance - beginning of period	$73,613	$69,292	$172	$128
Withdrawals	(87,419)	(28,338)	(208,493)	(139,939)
Equity in earnings	19	8	44	35
Incentive allocation	146,708	40,217	341,198	220,955
Balance - end of period	$132,921	$81,179	$132,921	$81,179

The following table presents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

($ in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$528,992	$648,726
Short-term investments	423,492	198,986
Investments in Two Sigma Funds, at fair value	1,873,879	1,587,658
Receivables for investments sold	45,303	57,938
Interest and dividends receivable	534	1,110
Total assets	2,872,200	2,494,418

Liabilities
Payable for investments purchased	129,225	192,467
Withdrawal payable	87,419	123,376
Accounts payable and accrued expenses	200	214
Total liabilities	216,844	316,057
Total net assets managed by TS Hamilton Fund	$2,655,356	$2,178,361

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

Allowance for Expected Credit Losses

Premiums receivable, paid losses recoverable, and unpaid losses and loss adjustment expenses recoverable comprise the Company’s most significant credit exposures not carried at fair value. The Company has not historically experienced significant credit losses. In determining an allowance for these assets, the Company considers historical information in combination with counterparty financial strength ratings and the extent to which balances are collateralized. The Company assesses the risk of future default by evaluating current market conditions for the likelihood of default and calculates its provision for current expected credit losses under the probability of default and loss given default methodology.

Premiums Receivable

Premiums receivable are estimated based on policy terms and reports received from the underlying counterparties, supplemented by management’s judgment. Due to the nature of the (re)insurance business, the Company routinely receives reports and premiums subsequent to the inception of the coverage period. At September 30, 2026, the Company’s premiums receivable balance, net of credit provisions of $3.9 million, was $1.2 billion. At December 31, 2025, the Company’s premiums receivable balance, net of credit provisions of $3.4 million, was $939.8 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$3,664	$1,841	$3,443	$2,993
Increase (decrease) in allowance	242	363	463	(789)
Ending balance	$3,906	$2,204	$3,906	$2,204

Reinsurance Balances Recoverable

Reinsurance balances recoverable is comprised of amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts due from reinsurers based on estimated ultimate contract losses. At September 30, 2026, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $198.8 million and $1.5 billion, respectively, with a total corresponding provision for current expected credit losses of $2.1 million. At December 31, 2025, the Company’s paid and unpaid reinsurance recoverable balances net of credit provisions were $93.7 million and $1.4 billion, respectively, with a total corresponding provision for current expected credit losses of $1.7 million.

The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$1,403	$1,369	$1,718	$1,469
Increase (decrease) in allowance	717	342	402	242
Ending balance	$2,120	$1,711	$2,120	$1,711

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

The distribution of the Company’s paid losses recoverable and unpaid losses and loss adjustment expenses recoverable as categorized by major rating agencies were as follows:

Classification	September 30, 2026	December 31, 2025
Collateralized	19.7%	20.7%
A- or better	79.9%	79.3%
Below A-	0.4%	0.0%
Total	100.0%	100.0%

At September 30, 2026 and December 31, 2025, the three largest balances by reinsurer accounted for 22%, 15% and 11%, and 20%, 18% and 12%, respectively, of paid losses recoverable and unpaid losses and loss adjustment expenses recoverable.

Loss Portfolio Transfer

On February 6, 2020, the Company entered into a loss portfolio transfer agreement (the "LPT"), under which the insurance liabilities arising from certain casualty risks for the Lloyd’s Years of Account ("YOA") 2016, 2017 and 2018 were retroceded to a third party in exchange for total premium of $72.1 million. This transaction was accounted for as retroactive reinsurance under which cumulative ceded losses exceeding the LPT premium are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferred gain is recalculated each reporting period based on updated ultimate loss estimates. Consequently, cumulative adverse development subsequent to the signing of the LPT may result in significant losses from operations until periods when the recalculated deferred gain is recognized as a benefit to earnings.

At September 30, 2026 and December 31, 2025, the balance of reinsurance recoverable on unpaid losses due under this LPT was $23.8 million and $22.7 million, respectively. Amortization of the deferred gain was income of $0.9 million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively, and income of $3.4 million and an expense of $2.5 million during the nine months ended September 30, 2026 and 2025, respectively, which was recorded through losses and loss adjustment expenses in accordance with the actual loss payments and updated estimates of ultimate losses of the subject business.

Catastrophe Bond Reinsurance

In December 2023, Hamilton Group sponsored an industry loss index-triggered catastrophe bond through the issuance of Series 2024-1 Class A Principal-at-Risk Variable Rate Notes by Bermuda domiciled Easton Re Ltd. ("Easton Re"), which provide the Company’s operating platforms with multi-year risk transfer capacity of $200 million to protect against named storm risk in the United States and earthquake risk in the United States and Canada. The risk period for Easton Re is from January 1, 2024 to December 31, 2026. The Company recorded reinsurance premiums ceded of $Nil for each of the three months ended September 30, 2026 and 2025. The Company recorded reinsurance premiums ceded of $15.9 million and $15.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Reserve for Losses and Loss Adjustment Expenses
The following table presents a reconciliation of unpaid losses and loss adjustment expenses ("LAE"):

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Gross unpaid losses and loss adjustment expenses, beginning of period	$4,415,176	$3,532,491
Reinsurance recoverable on unpaid losses	1,375,857	1,171,040
Net unpaid losses and loss adjustment expenses, beginning of period	3,039,319	2,361,451

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,015,881	989,729
Prior years	37,119	(45,854)
Total incurred	1,053,000	943,875

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	88,957	125,827
Prior years	475,205	321,706
Total paid	564,162	447,533

Foreign currency revaluation and other	(7,820)	44,451
Net unpaid losses and loss adjustment expenses, end of period	3,520,337	2,902,244
Reinsurance recoverable on unpaid losses	1,468,584	1,303,833
Gross unpaid losses and loss adjustment expenses, end of period	$4,988,921	$4,206,077

Net unfavorable prior year development of $37.1 million for the nine months ended September 30, 2026 was driven by unfavorable prior year development of $51.2 million on catastrophe losses, partially offset by favorable prior year development of $14.1 million on attritional losses. See below for further details:

•Net unfavorable development of $47.1 million, driven by the conflict in the Ukraine, primarily on certain specialty classes;
•Net unfavorable development of $17.2 million on casualty contracts, primarily driven by unfavorable development in certain casualty classes and additional information on one large loss;
•Net unfavorable development of $14.5 million, driven by additional loss information in relation to the Baltimore Bridge collapse;
•Net unfavorable development of $0.5 million on property contracts; partially offset by
•Net favorable development of $41.8 million on specialty contracts, primarily driven by a reduction in loss estimates on certain classes; and
•In addition, casualty business protected by the LPT discussed in Note 6, Reinsurance, benefited from a change in the deferred gain of $3.4 million, partially offset by unfavorable development in the underlying reserves of $3.0 million, for a total net positive earnings impact of $0.4 million.

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

Reinsurance recoverable on unpaid losses related to the LPT discussed in Note 6, Reinsurance was recognized for each of the nine months ended September 30, 2026 and 2025 in the reconciliation of beginning and ending gross and net loss and LAE reserves.

Acquisition Costs

The Company amortized acquisition costs of $151.0 million and $125.4 million for the three months ended September 30, 2026 and 2025, respectively, and $440.9 million and $365.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Middle East Conflict

The net reserves for losses and loss adjustment expenses related to the Middle East conflict are subject to significant uncertainty. As at September 30, 2026 and December 31, 2025, net recorded reserves relating to the Middle East conflict totaled $41.7 million and $Nil, respectively.

California Wildfires

The net reserves for losses and loss adjustment expenses related to the California wildfires are also subject to significant uncertainty. As at September 30, 2026 and December 31, 2025, net recorded reserves relating to the California wildfires totaled $43.1 million and $57.5 million, respectively.

Baltimore Bridge

The net reserves for losses and loss adjustment expenses related to the Francis Scott Key Baltimore Bridge collapse on March 26, 2024 are also subject to significant uncertainty. As at September 30, 2026 and December 31, 2025, net recorded reserves totaled $11.8 million and $20.5 million, respectively.

Ukraine Conflict

The net reserves for losses and loss adjustment expenses related to the ongoing Ukraine conflict are also subject to significant uncertainty. As at September 30, 2026 and December 31, 2025, net recorded reserves totaled $74.8 million and $59.5 million, respectively.

While the Company believes, based on current facts and circumstances, that its estimates of net reserves for losses and loss adjustment expenses are adequate for losses and loss adjustment expenses that have been incurred at September 30, 2026, the Company will continue to monitor its assumptions as new information becomes available and will adjust its estimate of net reserves for losses and loss adjustment expenses as appropriate. Actual ultimate losses for these events may differ materially from the Company’s current estimates.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
8. Segment Reporting

The Company has determined its reportable business segments based on the information used by management in assessing performance and allocating resources to underwriting operations and has identified two reportable business segments - International and Bermuda. Each of the Company’s identified reportable segments has a Chief Executive Officer who is responsible for the overall profitability of their segment and who regularly reports and is directly accountable to the chief operating decision maker ("CODM"): the Chief Executive Officer of the consolidated group. The CODM’s responsibilities include providing leadership to all levels of employees; developing culture, values, and ethos; setting the Company’s strategy, vision and direction; and overall responsibility for the success and profitability of the Company, including evaluating segment performance.

The CODM evaluates reportable segment performance based on the segments’ respective underwriting income or loss. Underwriting income or loss is calculated as net premiums earned less losses and loss adjustment expenses, acquisition costs, and other underwriting expenses, net of third party fee income. General and administrative expenses not incurred by the reportable segments are included in corporate and other expenses as part of the reconciliation of net underwriting income or loss to net income or loss attributable to common shareholders. As the Company does not manage its assets by reportable segment, investment income and assets are not allocated to reportable segments.

The Company’s core business is underwriting and its underwriting results are reflected in its reportable segments: (1) International, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from the Company’s London, Dublin, and Hamilton Select operations; and (2) Bermuda, which is comprised of property, casualty and specialty insurance and reinsurance classes of business originating from Hamilton Re, Bermuda and Hamilton Re US and subsidiaries. The Company considers many factors, including the nature of each segment’s products, client types, production sources, distribution methods and the regulatory environment, in determining the aggregated operating segments.

Corporate includes net realized and unrealized gains (losses) on investments, net investment income (loss), net foreign exchange gains (losses), general and administrative expenses not incurred by the reportable segments, amortization of intangible assets, interest expense, and income tax expense (benefit).

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended September 30, 2026	International	Bermuda	Corporate	Total
Gross premiums written	$456,332	$363,370	$—	$819,702
Net premiums written	$349,250	$277,472	$—	$626,722
Net premiums earned	$309,313	$281,961	$—	$591,274
Third party fee income	1,618	1,194	—	2,812
Losses and loss adjustment expenses	169,916	196,810	—	366,726
Acquisition costs	85,920	65,052	—	150,972
Other underwriting expenses	46,136	14,725	—	60,861
Underwriting income (loss)	$8,959	$6,568	$—	$15,527
Net realized and unrealized gains (losses) on investments			208,526	208,526
Net investment income (loss)			26,615	26,615
Net foreign exchange gains (losses)			(1,188)	(1,188)
Corporate expenses			(14,097)	(14,097)
Amortization of intangible assets			(3,762)	(3,762)
Interest expense			(4,801)	(4,801)
Income (loss) before income tax				226,820
Income tax (expense) benefit			1,363	1,363
Net income (loss)				228,183
Net income (loss) attributable to non-controlling interest			146,727	146,727
Net income (loss) attributable to common shareholders				$81,456

Key Ratios
Attritional loss ratio - current year	54.5%	60.8%		57.5%
Attritional loss ratio - prior year development	(3.2)%	(6.1)%		(4.6)%
Catastrophe loss ratio - current year	2.2%	0.0%		1.1%
Catastrophe loss ratio - prior year development	1.4%	15.1%		8.0%
Loss and loss adjustment expense ratio	54.9%	69.8%		62.0%
Acquisition cost ratio	27.8%	23.1%		25.5%
Other underwriting expense ratio	14.4%	4.8%		9.8%
Combined ratio	97.1%	97.7%		97.3%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Three Months Ended September 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$379,957	$318,888	$—	$698,845
Net premiums written	$304,410	$274,571	$—	$578,981
Net premiums earned	$252,302	$270,697	$—	$522,999
Third party fee income	2,137	2,032	—	4,169
Losses and loss adjustment expenses	133,895	144,817	—	278,712
Acquisition costs	67,007	58,405	—	125,412
Other underwriting expenses	41,703	17,252	—	58,955
Underwriting income (loss)	$11,834	$52,255	$—	$64,089
Net realized and unrealized gains (losses) on investments			115,136	115,136
Net investment income (loss)			22,727	22,727
Net foreign exchange gains (losses)			2,619	2,619
Corporate expenses			(15,347)	(15,347)
Amortization of intangible assets			(4,000)	(4,000)
Interest expense			(4,933)	(4,933)
Income (loss) before income tax				180,291
Income tax (expense) benefit			(3,866)	(3,866)
Net income (loss)				176,425
Net income (loss) attributable to non-controlling interest			40,225	40,225
Net income (loss) attributable to common shareholders				$136,200

Key Ratios
Attritional loss ratio - current year	55.3%	55.6%		55.4%
Attritional loss ratio - prior year development	(2.2)%	(2.1)%		(2.1)%
Catastrophe loss ratio - current year	0.0%	0.0%		0.0%
Catastrophe loss ratio - prior year development	0.0%	0.0%		0.0%
Loss and loss adjustment expense ratio	53.1%	53.5%		53.3%
Acquisition cost ratio	26.6%	21.6%		24.0%
Other underwriting expense ratio	15.7%	5.6%		10.5%
Combined ratio	95.4%	80.7%		87.8%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Nine Months Ended September 30, 2026	International	Bermuda	Corporate	Total
Gross premiums written	$1,319,314	$1,271,540	$—	$2,590,854
Net premiums written	$959,530	$942,547	$—	$1,902,077
Net premiums earned	$902,728	$845,069	$—	$1,747,797
Third party fee income	5,985	7,481	—	13,466
Losses and loss adjustment expenses	508,045	544,955	—	1,053,000
Acquisition costs	247,411	193,491	—	440,902
Other underwriting expenses	128,193	36,947	—	165,140
Underwriting income (loss)	$25,064	$77,157	$—	$102,221
Net realized and unrealized gains (losses) on investments			587,458	587,458
Net investment income (loss)			77,084	77,084
Net foreign exchange gains (losses)			719	719
Corporate expenses			(38,213)	(38,213)
Amortization of intangible assets			(11,482)	(11,482)
Interest expense			(14,339)	(14,339)
Income (loss) before income tax				703,448
Income tax (expense) benefit			(3,430)	(3,430)
Net income (loss)				700,018
Net income (loss) attributable to non-controlling interest			341,242	341,242
Net income (loss) attributable to common shareholders				$358,776

Key Ratios
Attritional loss ratio - current year	53.5%	56.9%		55.1%
Attritional loss ratio - prior year development	(2.2)%	0.7%		(0.8)%
Catastrophe loss ratio - current year	4.5%	1.4%		3.0%
Catastrophe loss ratio - prior year development	0.5%	5.5%		2.9%
Loss and loss adjustment expense ratio	56.3%	64.5%		60.2%
Acquisition cost ratio	27.4%	22.9%		25.2%
Other underwriting expense ratio	13.5%	3.5%		8.7%
Combined ratio	97.2%	90.9%		94.1%

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements

($ in thousands)
Nine Months Ended September 30, 2025	International	Bermuda	Corporate	Total
Gross premiums written	$1,094,715	$1,159,462	$—	$2,254,177
Net premiums written	$791,473	$947,696	$—	$1,739,169
Net premiums earned	$746,078	$787,012	$—	$1,533,090
Third party fee income	10,301	3,544	—	13,845
Losses and loss adjustment expenses	404,300	539,575	—	943,875
Acquisition costs	195,480	169,628	—	365,108
Other underwriting expenses	116,833	47,831	—	164,664
Underwriting income (loss)	$39,766	$33,522	$—	$73,288
Net realized and unrealized gains (losses) on investments			571,964	571,964
Net investment income (loss)			62,721	62,721
Net foreign exchange gains (losses)			(4,422)	(4,422)
Corporate expenses			(41,168)	(41,168)
Amortization of intangible assets			(11,895)	(11,895)
Interest expense			(15,264)	(15,264)
Income (loss) before income tax				635,224
Income tax (expense) benefit			(9,748)	(9,748)
Net income (loss)				625,476
Net income (loss) attributable to non-controlling interest			220,990	220,990
Net income (loss) attributable to common shareholders				$404,486

Key Ratios
Attritional loss ratio - current year	53.1%	53.9%		53.4%
Attritional loss ratio - prior year development	(2.9)%	(0.8)%		(1.8)%
Catastrophe loss ratio - current year	4.1%	17.7%		11.1%
Catastrophe loss ratio - prior year development	(0.1)%	(2.2)%		(1.1)%
Loss and loss adjustment expense ratio	54.2%	68.6%		61.6%
Acquisition cost ratio	26.2%	21.6%		23.8%
Other underwriting expense ratio	14.3%	5.6%		9.8%
Combined ratio	94.7%	95.8%		95.2%

The following table presents gross premiums written by the geographical location of the Company’s subsidiaries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
International
Lloyd’s of London	$278,288	$234,252	$800,328	$674,235
Ireland	126,543	103,610	377,617	302,070
U.S.	51,501	42,095	141,369	118,410
Total International	456,332	379,957	1,319,314	1,094,715
Bermuda	363,370	318,888	1,271,540	1,159,462
Total	$819,702	$698,845	$2,590,854	$2,254,177

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Debt and Credit Facilities

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group’s $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company’s long-term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. As at September 30, 2026, the Company was in compliance with all covenants.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

($ in thousands)	September 30, 2026	December 31, 2025
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,149	150,280
Unamortized loan issuance costs	$179	$257

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and nine months ended September 30, 2026 and 2025. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Credit Facilities

The Company has several available letter of credit ("LOC") facilities and a revolving loan facility provided by commercial banks. The LOC facilities are utilized to provide collateral to reinsureds of Hamilton Re and its affiliates to the extent required under insurance and reinsurance agreements and to support capital requirements at Lloyd’s.

On December 5, 2018 and December 27, 2018, Hamilton Re entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On November 15, 2024, letter of credit capacity under this facility was increased to $250 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings. On October 5, 2026, capacity under this facility was increased to $325 million. All other terms and conditions remained substantially the same.

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At September 30, 2026, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group’s long-term issuer default rating as assigned by Fitch, currently equal to 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

On October 23, 2025, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility in an amount that is equal to the greater of (i) $25 million and (ii) the LOC amount issued and outstanding, provided that the amount shall not at any time be greater than $75 million. The facility bears a fee of 140 basis points on the total available capacity. The facility expired on October 23, 2026 and was not renewed.

In addition, on October 20, 2025, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd’s ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The FAL LOC Facility of $260 million was renewed for a four year term that expires on December 31, 2029 and bears a fee of 150 basis points on the borrowed amount. On October 26, 2026, Hamilton Re amended the unsecured letter of credit facility agreement ("Amended FAL LOC Facility"). Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The Amended FAL LOC Facility was renewed in an amount of $330 million for a term that expires on December 31, 2030 and bears a fee of 150 basis points on the utilized amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2026.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company’s fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

($ in thousands)	September 30, 2026
Available letter of credit and revolving loan facilities - commitments	$994,551
Available letter of credit and revolving loan facilities - in use	783,578

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$88,877
Pledged interests in fixed income portfolio	245,180
Cash(1)	2,189
(1) Cash pledged as security under letter of credit and revolving loan facilities is included in restricted cash securing other underwriting obligations under Pledged Assets in Note 3, Investments.

The Company has recognized interest expense related to its debt and credit facilities of $4.8 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, and $14.3 million and $15.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share Capital

Authorized and Issued

Hamilton Group’s share capital is comprised as follows:

($ in thousands, except share information)
Authorized:
Common shares of $0.01 par value each (2026 and 2025: 150,000,000)
Issued, outstanding and fully paid:	September 30, 2026	December 31, 2025
Class A common shares (2026 and 2025: 17,320,078)	$173	$173
Class B common shares (2026: 66,278,404 and 2025: 66,305,707)	663	663
Class C common shares (2026: 14,923,649 and 2025: 15,403,649)	149	154
Total	$985	$990

The following is a summary of the activity related to common shares authorized:

	Class A	Class B	Class C	Unclassified	Total
Balance - June 30, 2026	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000
Share class conversions	—	480,000	(480,000)	—	—
Balance - September 30, 2026	26,444,807	85,157,932	14,923,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - June 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000
Balance - September 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2025	26,444,807	84,677,932	15,403,649	23,473,612	150,000,000
Share class conversions	—	480,000	(480,000)	—	—
Balance - September 30, 2026	26,444,807	85,157,932	14,923,649	23,473,612	150,000,000

	Class A	Class B	Class C	Unclassified	Total
Balance - December 31, 2024	26,944,807	80,205,911	19,375,670	23,473,612	150,000,000
Share class conversions	—	3,372,021	(3,372,021)	—	—
Balance - September 30, 2025	26,944,807	83,577,932	16,003,649	23,473,612	150,000,000

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following is a summary of the activity related to common shares issued and outstanding:

	Class A	Class B	Class C	Total
Balance - June 30, 2026	17,320,078	65,890,659	15,403,649	98,614,386
Share class conversions	—	480,000	(480,000)	—
Share repurchases	—	(92,255)	—	(92,255)
Balance - September 30, 2026	17,320,078	66,278,404	14,923,649	98,522,131

	Class A	Class B	Class C	Total
Balance - June 30, 2025	17,820,078	66,317,132	16,003,649	100,140,859
Vesting of awards	—	422	—	422
Share repurchases	—	(1,779,782)	—	(1,779,782)
Balance - September 30, 2025	17,820,078	64,537,772	16,003,649	98,361,499

	Class A	Class B	Class C	Total
Balance - December 31, 2025	17,320,078	66,305,707	15,403,649	99,029,434
Share class conversions	—	480,000	(480,000)	—
Vesting of awards	—	1,422,656	—	1,422,656
Share repurchases	—	(1,929,959)	—	(1,929,959)
Balance - September 30, 2026	17,320,078	66,278,404	14,923,649	98,522,131

	Class A	Class B	Class C	Total
Balance - December 31, 2024	17,820,078	64,271,249	19,375,670	101,466,997
Share class conversions	—	3,372,021	(3,372,021)	—
Vesting of awards	—	1,170,893	—	1,170,893
Share repurchases	—	(4,276,391)	—	(4,276,391)
Balance - September 30, 2025	17,820,078	64,537,772	16,003,649	98,361,499

Share Repurchases

On November 4, 2025, the Board of Directors authorized the repurchase of the Company’s common shares in the aggregate amount of $150.0 million, in addition to remaining amounts under the prior authorization    (collectively, the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. All shares repurchased under the Authorization were subsequently cancelled. As of September 30, 2026, $133.6 million remained available for repurchase under the Authorization.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Class B shares repurchased	92,255	1,779,782	1,487,038	3,928,214
Aggregate repurchase price	$3,140	$40,454	$44,942	$85,770
Average price per share	$34.04	$22.73	$30.22	$21.83

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

During the three months ended September 30, 2026 and 2025, 0.5 million and Nil, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

During the nine months ended September 30, 2026 and 2025, 0.5 million and 3.4 million, respectively, Class C common shares were converted into Class B common shares at the request of the respective Class C Members and as approved by the Board.

Hamilton Insurance Group, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ and shares in thousands, except per share information)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$81,456	$136,200	$358,776	$404,486

Denominator:
Weighted average common shares outstanding - basic	98,826	99,236	99,222	100,856
Effect of dilutive securities	2,082	3,668	2,074	3,452
Weighted average common shares outstanding - diluted	100,908	102,904	101,296	104,308

Basic income (loss) per share attributable to common shareholders	$0.82	$1.37	$3.62	$4.01
Diluted income (loss) per share attributable to common shareholders	$0.81	$1.32	$3.54	$3.88

Diluted earnings per share includes the estimated impact under the Treasury Stock method where all dilutive restricted stock grants are assumed to vest and all dilutive warrants to be exercised during the period.

For the three months ended September 30, 2026 and 2025, Nil and fewer than 0.1 million, respectively, of common shares available for issuance under share based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

For each of the nine months ended September 30, 2026 and 2025, Nil common shares available for issuance under share based compensation plans were excluded from the calculation of diluted income (loss) per share because the assumed exercise or issuance of such shares would be anti-dilutive.

12. Subsequent Events

Share Repurchases

From October 1, 2026 to November 3, 2026, the Company repurchased 70,363 Class B common shares at an aggregate cost of $2.4 million. As of November 3, 2026, $131.1 million remained available for repurchase under the Authorization.

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

We see continued opportunities in both the insurance and reinsurance markets in which we operate and intend to pursue disciplined growth across our underwriting platforms. In recent years, the E&S market has benefited from a strong rate environment and increased submissions as business has shifted into the non-admitted market from the admitted market. While growth in the E&S market is slowing, non-admitted insurers are able to cover unique and hard-to-place risks because they have flexibility of rate and form and can accommodate the unique needs of insureds who are unable to obtain coverage from admitted carriers. We believe the access our three underwriting platforms have to U.S. E&S insurance business allows us to build a robust and diversified book of business and achieve our profitable growth objectives throughout all market cycles and, specifically for Hamilton Select, we look forward to increased opportunities we expect to see as a result of the platform's AM Best rating upgrade to "A" from "A-" on May 12, 2026, particularly in connection with Hamilton Select's recent entry into additional classes of business and lower middle-market risks. We expect this expansion will contribute to the diversification and growth of our global specialty insurance and reinsurance business.

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

Taxes

On December 27, 2023, the Bermuda Government enacted a 15% corporate income tax that generally became effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction ("Limited International Footprint Exemption"). The act is a response to the Organization of Economic Cooperation and Development ("OECD") Pillar Two initiative as enacted by the U.K. and Ireland in their respective domestic laws. In substance, these laws require a top-up tax be paid on Bermuda-sourced income to non-Bermuda jurisdictions such that a 15% minimum effective tax rate ("ETR") is achieved for Hamilton Group’s Bermuda entities, the Undertaxed Profits Rule ("UTPR"). Hamilton Group expects to be exempt from the UTPR until January 1, 2030, pursuant to an exemption similar to that available in Bermuda. The Bermuda legislation includes a provision referred to as the Economic Transition Adjustment ("ETA"), which will reduce future years' Bermuda taxable income. As of September 30, 2026, the Company holds a deferred tax asset of $35.4 million on its balance sheet related to the ETA.

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

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Three Months Ended
	September 30,
($ in thousands, except per share amounts)	2026	2025
Gross premiums written	$819,702	$698,845
Net premiums written	$626,722	$578,981
Net premiums earned	$591,274	$522,999
Third party fee income(1)	2,812	4,169

Claims and Expenses
Losses and loss adjustment expenses	366,726	278,712
Acquisition costs	150,972	125,412
Other underwriting expenses(2)	60,861	58,955
Underwriting income (loss)(3)	15,527	64,089

Net realized and unrealized gains (losses) on investments	208,526	115,136
Net investment income (loss)(4)	26,615	22,727
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	235,141	137,863

Net foreign exchange gains (losses)	(1,188)	2,619
Corporate expenses(2)	14,097	15,347
Amortization of intangible assets	3,762	4,000
Interest expense	4,801	4,933
Income tax expense (benefit)	(1,363)	3,866
Net income (loss)	228,183	176,425
Net income (loss) attributable to non-controlling interest(5)	146,727	40,225
Net income (loss) attributable to common shareholders	$81,456	$136,200
Diluted income (loss) per share attributable to common shareholders	$0.81	$1.32

Key Ratios
Attritional loss ratio - current year	57.5%	55.4%
Attritional loss ratio - prior year development	(4.6)%	(2.1)%
Catastrophe loss ratio - current year	1.1%	0.0%
Catastrophe loss ratio - prior year development	8.0%	0.0%
Loss and loss adjustment expense ratio	62.0%	53.3%
Acquisition cost ratio	25.5%	24.0%
Other underwriting expense ratio	9.8%	10.5%
Combined ratio	97.3%	87.8%

Return on average common shareholders' equity	2.8%	5.2%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	September 30, 2026	June 30, 2026
Tangible book value per common share	$28.97	$28.07
Accumulated dividends	$2.00	$2.00
Tangible book value per common share plus accumulated dividends	$30.97	$30.07
Change in tangible book value per common share	3.2%

Book value per common share	$29.80	$28.91
Accumulated dividends	$2.00	$2.00
Book value per common share plus accumulated dividends	$31.80	$30.91
Change in book value per common share	3.1%

Balance Sheet Data
Total assets	$10,827,021	$10,263,899
Total shareholders' equity	$2,935,874	$2,850,836

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $14.1 million and $15.3 million for the three months ended September 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the three months ended September 30, 2026 and 2025:

Gross premiums written Gross premiums written were $819.7 million and $698.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase in gross premiums written was primarily driven by our casualty reinsurance and insurance classes and specialty insurance and reinsurance classes as a result of growth in both new and existing business.

Underwriting results The combined ratio was 97.3% and 87.8% for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by an increase in the catastrophe loss ratio and acquisition cost ratio, partially offset by a decrease in the other underwriting expense ratio and attritional loss ratio.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2026
Attritional losses	$340,019	57.5%	$(27,193)	(4.6)%	$312,826	52.9%
Catastrophe losses	6,864	1.1%	47,036	8.0%	53,900	9.1%
Total	$346,883	58.6%	$19,843	3.4%	$366,726	62.0%

September 30, 2025
Attritional losses	$289,874	55.4%	$(11,162)	(2.1)%	$278,712	53.3%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$289,874	55.4%	$(11,162)	(2.1)%	$278,712	53.3%

Attritional loss ratio - current year for the three months ended September 30, 2026 was 57.5% compared to 55.4% for the three months ended September 30, 2025, an increase of 2.1 percentage points. The increase was primarily driven by a change in business mix, including more casualty reinsurance business and the impact of one large loss in our specialty and property reinsurance classes.

Attritional loss ratio - prior year for the three months ended September 30, 2026 was a favorable 4.6% compared to a favorable 2.1% for the three months ended September 30, 2025, a decrease of 2.5 percentage points. The attritional loss ratio - prior year for the three months ended September 30, 2026 was primarily driven by favorable development in both our Bermuda and International specialty classes. The attritional loss ratio - prior year for the three months ended September 30, 2025 was primarily driven by favorable development in both our Bermuda and International property classes and our Bermuda specialty classes.

Catastrophe losses - current year and prior year development were $53.9 million and $Nil for the three months ended September 30, 2026 and 2025, respectively. Catastrophe losses for the three months ended September 30, 2026 were driven by the Middle East conflict ($6.8 million), in addition to unfavorable prior year development relating to the Ukraine conflict ($47.1 million).

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$291,416	$94,469
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	(56,275)	43,394
	$235,141	$137,863

Net income (loss) attributable to non-controlling interest - TSHF	$146,727	$40,225
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $291.4 million and $94.5 million for the three months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $144.7 million and $54.2 million for the three months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 6.1% and 2.6% for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles ESTV, STV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia and China. TS Hamilton Fund also experienced gains for the period from macro trading within the relative value macro vehicle, HTV, the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Gains from macro trading were led by FX in NTV and were partially offset by losses from macro trading within the systematic macro vehicle, FTV.

For the three months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Losses from macro trading were led by fixed income in NTV, and derivatives relative value in KTV.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned losses of $56.3 million and income of $43.4 million for the three months ended September 30, 2026 and 2025, respectively. Losses for the three months ended September 30, 2026 were driven by negative mark-to-market returns, partially offset by investment income on a larger portfolio of higher yielding assets. Income for the three months ended September 30, 2025 was driven by both investment income and positive mark-to-market returns.

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

International Segment

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Gross premiums written	$456,332	$379,957
Net premiums written	$349,250	$304,410
Net premiums earned	$309,313	$252,302
Third party fee income	1,618	2,137

Claims and Expenses
Losses and loss adjustment expenses	169,916	133,895
Acquisition costs	85,920	67,007
Other underwriting expenses	46,136	41,703
Underwriting income (loss)	$8,959	$11,834

Attritional losses - current year	$168,469	$139,390
Attritional losses - prior year development	(9,891)	(5,495)
Catastrophe losses - current year	6,864	—
Catastrophe losses - prior year development	4,474	—
Losses and loss adjustment expenses	$169,916	$133,895

Attritional loss ratio - current year	54.5%	55.3%
Attritional loss ratio - prior year development	(3.2)%	(2.2)%
Catastrophe loss ratio - current year	2.2%	0.0%
Catastrophe loss ratio - prior year development	1.4%	0.0%
Losses and loss adjustment expense ratio	54.9%	53.1%
Acquisition cost ratio	27.8%	26.6%
Other underwriting expense ratio	14.4%	15.7%
Combined ratio	97.1%	95.4%

Gross Premiums Written

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$71,356	$63,894
Casualty	192,462	167,107
Specialty	192,514	148,956
Total	$456,332	$379,957

Gross premiums written increased by $76.4 million, or 20.1%, from $380.0 million for the three months ended September 30, 2025 to $456.3 million for the three months ended September 30, 2026, primarily driven by growth in both new and existing business in specialty and casualty insurance classes and specialty reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$56,211	$47,813
Casualty	111,207	91,841
Specialty	141,895	112,648
Total	$309,313	$252,302

Net premiums earned increased by $57.0 million, or 22.6%, from $252.3 million for the three months ended September 30, 2025 to $309.3 million for the three months ended September 30, 2026. The increase was primarily driven by growth in our casualty and specialty insurance classes and specialty reinsurance classes. Casualty insurance growth was primarily driven by professional lines and U.S. excess and surplus lines; specialty insurance growth was primarily driven by accident & health and marine & energy; and specialty reinsurance was primarily driven by treaty reinsurance and surety reinsurance.

Third Party Fee Income

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Third party fee income	$1,618	$2,137

Third party fee income decreased by $0.5 million, from $2.1 million for the three months ended September 30, 2025 to $1.6 million for the three months ended September 30, 2026. The decrease was primarily due to a decrease in management fees and consortium fees.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2026
Attritional losses	$168,469	54.5%	$(9,891)	(3.2)%	$158,578	51.3%
Catastrophe losses	6,864	2.2%	4,474	1.4%	11,338	3.6%
Total	$175,333	56.7%	$(5,417)	(1.8)%	$169,916	54.9%

September 30, 2025
Attritional losses	$139,390	55.3%	$(5,495)	(2.2)%	$133,895	53.1%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$139,390	55.3%	$(5,495)	(2.2)%	$133,895	53.1%

Attritional loss ratio - current year for the three months ended September 30, 2026 was 54.5% compared to 55.3% for the three months ended September 30, 2025, a decrease of 0.8 percentage points.

Attritional loss ratio - prior year for the three months ended September 30, 2026 was a favorable 3.2% compared to a favorable 2.2% for the three months ended September 30, 2025, a decrease of 1.0 percentage points. The favorable attritional loss ratio - prior year for the three months ended September 30, 2026 was primarily driven by favorable development in specialty reinsurance and insurance classes.

Catastrophe losses - current year and prior year were $11.3 million and $Nil for the three months ended September 30, 2026 and 2025, respectively. Catastrophe losses for the three months ended September 30, 2026 were driven by the Middle East conflict ($6.8 million), in addition to unfavorable prior year development relating to the Ukraine conflict ($4.5 million).

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	'26 vs '25 point r
Property	$23,038	$15,459	41.0%	32.3%	8.7
Casualty	19,083	16,372	17.2%	17.8%	(0.6)
Specialty	43,799	35,176	30.9%	31.2%	(0.3)
Total	$85,920	$67,007	27.8%	26.6%	1.2

The acquisition cost ratio for the three months ended September 30, 2026 was 27.8%, compared to 26.6% for the three months ended September 30, 2025, an increase of 1.2 percentage points. The increase was primarily driven by a change in business mix and profit commission expenses on certain property classes.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Other underwriting expenses	$46,136	$41,703
Other underwriting expense ratio	14.4%	15.7%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $46.1 million for the three months ended September 30, 2026, an increase of $4.4 million, or 10.6%, compared to $41.7 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in personnel costs.

The other underwriting expense ratio for the three months ended September 30, 2026 and 2025 decreased from 15.7% to 14.4%, driven by growth in the premium base, partially offset by an increase in the underlying costs and a decrease in third party fee income.

Bermuda Segment

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Gross premiums written	$363,370	$318,888
Net premiums written	$277,472	$274,571
Net premiums earned	$281,961	$270,697
Third party fee income	1,194	2,032

Claims and Expenses
Losses and loss adjustment expenses	196,810	144,817
Acquisition costs	65,052	58,405
Other underwriting expenses	14,725	17,252
Underwriting income (loss)	$6,568	$52,255

Attritional losses - current year	$171,550	$150,484
Attritional losses - prior year development	(17,302)	(5,667)
Catastrophe losses - current year	—	—
Catastrophe losses - prior year development	42,562	—
Losses and loss adjustment expenses	$196,810	$144,817

Attritional loss ratio - current year	60.8%	55.6%
Attritional loss ratio - prior year development	(6.1)%	(2.1)%
Catastrophe loss ratio - current year	0.0%	0.0%
Catastrophe loss ratio - prior year development	15.1%	0.0%
Losses and loss adjustment expense ratio	69.8%	53.5%
Acquisition cost ratio	23.1%	21.6%
Other underwriting expense ratio	4.8%	5.6%
Combined ratio	97.7%	80.7%

Gross Premiums Written

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$67,524	$70,732
Casualty	249,366	210,376
Specialty	46,480	37,780
Total	$363,370	$318,888

Gross premiums written increased by $44.5 million, or 13.9%, from $318.9 million for the three months ended September 30, 2025 to $363.4 million for the three months ended September 30, 2026, primarily driven by growth in both new and existing business in casualty and specialty reinsurance classes.

Net Premiums Earned

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$72,815	$82,435
Casualty	172,185	152,156
Specialty	36,961	36,106
Total	$281,961	$270,697

Net premiums earned increased by $11.3 million, or 4.2%, from $270.7 million for the three months ended September 30, 2025 to $282.0 million for the three months ended September 30, 2026, primarily driven by new business and volume growth in our casualty reinsurance classes, partially offset by a decrease in our property reinsurance and insurance classes as a result of rate decreases. The increase in casualty reinsurance was primarily driven by general liability and multiline classes.

Third Party Fee Income

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Third party fee income	$1,194	$2,032

Third party fee income is generated by certain performance and management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and decreased by $0.8 million, from $2.0 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026. The decrease was driven by lower performance fees in the current period.

Losses and Loss Adjustment Expenses

	For the Three Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2026
Attritional losses	$171,550	60.8%	$(17,302)	(6.1)%	$154,248	54.7%
Catastrophe losses	—	0.0%	42,562	15.1%	42,562	15.1%
Total	$171,550	60.8%	$25,260	9.0%	$196,810	69.8%

September 30, 2025
Attritional losses	$150,484	55.6%	$(5,667)	(2.1)%	$144,817	53.5%
Catastrophe losses	—	0.0%	—	0.0%	—	0.0%
Total	$150,484	55.6%	$(5,667)	(2.1)%	$144,817	53.5%

Attritional loss ratio - current year for the three months ended September 30, 2026 was 60.8% compared to 55.6% for the three months ended September 30, 2025, an increase of 5.2 percentage points. The increase was primarily driven by one large loss in our specialty and property reinsurance classes and a change in business mix, including more proportional casualty reinsurance business.

Attritional loss ratio - prior year for the three months ended September 30, 2026 was a favorable 6.1%, compared to a favorable 2.1% for the three months ended September 30, 2025, a decrease of 4.0 percentage points. The favorable attritional loss ratio - prior year for the three months ended September 30, 2026 was primarily driven by favorable development in specialty reinsurance classes.

Catastrophe losses - current year and prior year were $42.6 million and $Nil for the three months ended September 30, 2026 and 2025, respectively. Catastrophe losses for the three months ended September 30, 2026 were driven by unfavorable prior year development relating to the Ukraine conflict ($42.6 million).

Acquisition Costs

	For the Three Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	'26 vs '25 point r
Property	$10,374	$11,777	14.2%	14.3%	(0.1)
Casualty	43,685	39,708	25.4%	26.1%	(0.7)
Specialty	10,993	6,920	29.7%	19.2%	10.5
Total	$65,052	$58,405	23.1%	21.6%	1.5

The acquisition cost ratio for the three months ended September 30, 2026 was 23.1%, compared to 21.6% for the three months ended September 30, 2025, an increase of 1.5 percentage points. The increase was primarily driven by a change in business mix, including more proportional business written in our casualty reinsurance classes, partially offset by an increase in ceded commission income.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Other underwriting expenses	$14,725	$17,252
Other underwriting expense ratio	4.8%	5.6%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the three months ended September 30, 2026 were $14.7 million, a decrease of $2.5 million, or 14.6%, compared to $17.3 million for the three months ended September 30, 2025. The decrease was primarily driven by Bermuda substance-based tax credits, partially offset by an increase in personnel costs.

The other underwriting expense ratio for the three months ended September 30, 2026 and 2025 decreased from 5.6% to 4.8%, driven by the Bermuda substance-based tax credits and growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$291,416	$94,469
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	(56,275)	43,394
	$235,141	$137,863

Net income (loss) attributable to non-controlling interest - TSHF	$146,727	$40,225
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $291.4 million and $94.5 million for the three months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $144.7 million and $54.2 million for the three months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 6.1% and 2.6% for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles ESTV, STV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia and China. TS Hamilton Fund also experienced gains for the period from macro trading within the relative value macro vehicle, HTV, the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Gains from macro trading were led by FX in NTV and were partially offset by losses from macro trading within the systematic macro vehicle, FTV.

For the three months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the scientific discretionary macro vehicle, NTV, and the relative value rates vehicle, KTV. Losses from macro trading were led by fixed income in NTV, and derivatives relative value in KTV.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned losses of $56.3 million and income of $43.4 million for the three months ended September 30, 2026 and 2025, respectively. Losses for the three months ended September 30, 2026 were driven by negative mark-to-market returns, partially offset by investment income on a larger portfolio of higher yielding assets. Income for the three months ended September 30, 2025 was driven by both investment income and positive mark-to-market returns.

Net Foreign Exchange Gains (Losses)

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Net foreign exchange gains (losses)	$(1,188)	$2,619

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange losses of $1.2 million and gains of $2.6 million for the three months ended September 30, 2026 and 2025, respectively, were primarily driven by the remeasurement of insurance related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Corporate expenses	$14,097	$15,347

Corporate expenses for the three months ended September 30, 2026 were $14.1 million, compared to $15.3 million for the three months ended September 30, 2025, a decrease of $1.3 million, primarily driven by Bermuda substance-based tax credits.

Amortization of Intangible Assets

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Amortization of intangible assets	$3,762	$4,000

Amortization of intangible assets of $3.8 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, relates to internally developed software and intangible assets acquired in a business combination.

Interest Expense

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Interest expense	$4,801	$4,933

Interest expense of $4.8 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. Changes in interest expense are primarily driven by the movement in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025
Income tax expense (benefit)	$(1,363)	$3,866

Income tax benefit for the three months ended September 30, 2026 was $1.4 million on pre-tax income of $226.8 million, compared to income tax expense of $3.9 million on pre-tax income of $180.3 million for the three months ended September 30, 2025, a decrease of $5.2 million. The income tax benefit for the three months ended September 30, 2026 was primarily driven by unrealized losses on investments in taxable jurisdictions, partially offset by withholding taxes on investment income from the TS Hamilton Fund.

Consolidated Results of Operations

The following is a comparison of selected data for our consolidated results of operations:

	For the Nine Months Ended
	September 30,
($ in thousands, except per share amounts)	2026	2025
Gross premiums written	$2,590,854	$2,254,177
Net premiums written	$1,902,077	$1,739,169
Net premiums earned	$1,747,797	$1,533,090
Third party fee income(1)	13,466	13,845

Claims and Expenses
Losses and loss adjustment expenses	1,053,000	943,875
Acquisition costs	440,902	365,108
Other underwriting expenses(2)	165,140	164,664
Underwriting income (loss)(3)	102,221	73,288

Net realized and unrealized gains (losses) on investments	587,458	571,964
Net investment income (loss)(4)	77,084	62,721
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	664,542	634,685

Net foreign exchange gains (losses)	719	(4,422)
Corporate expenses(2)	38,213	41,168
Amortization of intangible assets	11,482	11,895
Interest expense	14,339	15,264
Income tax expense (benefit)	3,430	9,748
Net income (loss)	700,018	625,476
Net income (loss) attributable to non-controlling interest(5)	341,242	220,990
Net income (loss) attributable to common shareholders	$358,776	$404,486
Diluted income (loss) per share attributable to common shareholders	$3.54	$3.88

Key Ratios
Attritional loss ratio - current year	55.1%	53.4%
Attritional loss ratio - prior year development	(0.8)%	(1.8)%
Catastrophe loss ratio - current year	3.0%	11.1%
Catastrophe loss ratio - prior year development	2.9%	(1.1)%
Loss and loss adjustment expense ratio	60.2%	61.6%
Acquisition cost ratio	25.2%	23.8%
Other underwriting expense ratio	8.7%	9.8%
Combined ratio	94.1%	95.2%

Return on average common shareholders' equity	12.5%	16.2%

The following table summarizes book value per share and balance sheet data:

($ in thousands, except per share amounts)	As at
Book Value	September 30, 2026	December 31, 2025
Tangible book value per common share	$28.97	$27.62
Accumulated dividends	$2.00	$—
Tangible book value per common share plus accumulated dividends	$30.97	$27.62
Change in tangible book value per common share plus accumulated dividends	12.1%

Book value per common share	$29.80	$28.50
Accumulated dividends	$2.00	$—
Book value per common share plus accumulated dividends	$31.80	$28.50
Change in book value per common share plus accumulated dividends	11.6%

Balance Sheet Data
Total assets	$10,827,021	$9,571,613
Total shareholders' equity	$2,935,874	$2,822,099

(1) Third party fee income is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
(2) Other underwriting expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most directly comparable GAAP financial measure, also included corporate expenses of $38.2 million and $41.2 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures' for further details.
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

Operating Highlights

The following significant items impacted the consolidated results of operations for the nine months ended September 30, 2026 and 2025:

Gross premiums written Gross premiums written were $2.6 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross premiums written was primarily driven by our casualty reinsurance and insurance classes and specialty insurance and reinsurance classes as a result of growth in both new and existing business, partially offset by a decrease in our property reinsurance and insurance classes primarily as a result of lower reinstatement premiums and rate decreases for the nine months ended September 30, 2026.

Underwriting results The combined ratio was 94.1% and 95.2% for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by a decrease in the catastrophe loss ratio and other underwriting expense ratio, partially offset by an increase in the attritional loss ratio and acquisition cost ratio.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2026
Attritional losses	$963,307	55.1%	$(14,076)	(0.8)%	$949,231	54.3%
Catastrophe losses	52,574	3.0%	51,195	2.9%	103,769	5.9%
Total	$1,015,881	58.1%	$37,119	2.1%	$1,053,000	60.2%

September 30, 2025
Attritional losses	$820,109	53.4%	$(28,270)	(1.8)%	$791,839	51.6%
Catastrophe losses	169,620	11.1%	(17,584)	(1.1)%	152,036	10.0%
Total	$989,729	64.5%	$(45,854)	(2.9)%	$943,875	61.6%

Attritional loss ratio - current year for the nine months ended September 30, 2026 was 55.1% compared to 53.4% for the nine months ended September 30, 2025, an increase of 1.7 percentage points. The increase was primarily driven by a change in business mix, including more casualty reinsurance and specialty insurance business and the impact of one large loss in our specialty and property reinsurance classes.

Attritional loss ratio - prior year for the nine months ended September 30, 2026 was a favorable 0.8% compared to a favorable 1.8% for the nine months ended September 30, 2025, an increase of 1.0 percentage points. The attritional loss ratio - prior year for the nine months ended September 30, 2026 was primarily driven by favorable development in our International and Bermuda specialty and property classes, partially offset by additional loss information in relation to certain large losses, including the Baltimore Bridge collapse, and unfavorable development in certain Bermuda casualty classes. The attritional loss ratio - prior year for the nine months ended September 30, 2025 was primarily driven by favorable development in both our Bermuda and International specialty and property classes, partially offset by unfavorable development in certain Bermuda casualty classes.

Catastrophe losses - current year and prior year development were $103.8 million and $152.0 million for the nine months ended September 30, 2026 and 2025, respectively. Catastrophe losses for the nine months ended September 30, 2026 were driven by the Middle East conflict ($52.6 million), in addition to unfavorable prior year development relating to the Ukraine conflict ($47.1 million) and other unfavorable prior year development ($4.1 million). Catastrophe losses for the nine months ended September 30, 2025 were driven by the California wildfires ($159.7 million) and severe convective storms ($9.9 million), partially offset by favorable prior year development of $17.6 million.

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$694,465	$465,888
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	(29,923)	168,797
	$664,542	$634,685

Net income (loss) attributable to non-controlling interest - TSHF	$341,242	$220,990
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $694.5 million and $465.9 million for the nine months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $353.2 million and $244.9 million for the nine months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 16.3% and 13.0% for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles ESTV, STV, and ATV. Gains from single name equities trading were led by the U.S., followed by China and East Asia. TS Hamilton Fund also experienced gains for the period from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the scientific discretionary macro vehicle, NTV. Gains from macro trading were led by equities in FTV and FX in NTV and were partially offset by losses within the relative value rates vehicle, KTV.

For the nine months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the scientific discretionary macro vehicle, NTV, the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the relative value rates vehicle, KTV. Losses from macro trading were led by balance sheet trades in KTV.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned losses of $29.9 million and income of $168.8 million for the nine months ended September 30, 2026 and 2025, respectively. Losses for the nine months ended September 30, 2026 were driven by negative mark-to-market returns, partially offset by investment income on a larger portfolio of higher yielding assets. Income for the nine months ended September 30, 2025 was primarily driven by both investment income and positive mark-to-market returns.

International Segment

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Gross premiums written	$1,319,314	$1,094,715
Net premiums written	$959,530	$791,473
Net premiums earned	$902,728	$746,078
Third party fee income	5,985	10,301

Claims and Expenses
Losses and loss adjustment expenses	508,045	404,300
Acquisition costs	247,411	195,480
Other underwriting expenses	128,193	116,833
Underwriting income (loss)	$25,064	$39,766

Attritional losses - current year	$482,874	$396,051
Attritional losses - prior year development	(19,788)	(21,914)
Catastrophe losses - current year	40,485	30,640
Catastrophe losses - prior year development	4,474	(477)
Losses and loss adjustment expenses	$508,045	$404,300

Attritional loss ratio - current year	53.5%	53.1%
Attritional loss ratio - prior year development	(2.2)%	(2.9)%
Catastrophe loss ratio - current year	4.5%	4.1%
Catastrophe loss ratio - prior year development	0.5%	(0.1)%
Losses and loss adjustment expense ratio	56.3%	54.2%
Acquisition cost ratio	27.4%	26.2%
Other underwriting expense ratio	13.5%	14.3%
Combined ratio	97.2%	94.7%

Gross Premiums Written

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$187,145	$182,292
Casualty	534,433	443,110
Specialty	597,736	469,313
Total	$1,319,314	$1,094,715

Gross premiums written increased by $224.6 million, or 20.5%, from $1.1 billion for the nine months ended September 30, 2025 to $1.3 billion for the nine months ended September 30, 2026, primarily driven by growth in both new and existing business in specialty and casualty insurance classes.

Net Premiums Earned

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$154,989	$137,223
Casualty	326,932	271,643
Specialty	420,807	337,212
Total	$902,728	$746,078

Net premiums earned increased by $156.7 million, or 21.0%, from $746.1 million for the nine months ended September 30, 2025 to $902.7 million for the nine months ended September 30, 2026. The increase was primarily driven by growth in our specialty and casualty insurance and specialty reinsurance classes. Specialty insurance growth was primarily driven by accident & health, marine & energy and fine art & specie; casualty insurance growth was primarily driven by U.S. excess and surplus lines and professional lines; and specialty reinsurance growth was primarily driven by surety reinsurance and treaty reinsurance.

Third Party Fee Income

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Third party fee income	$5,985	$10,301

Third party fee income decreased by $4.3 million, from $10.3 million for the nine months ended September 30, 2025 to $6.0 million for the nine months ended September 30, 2026. The decrease was primarily due to a decrease in syndicate management fees. Effective July 1, 2025, the management of the third party syndicate was novated from Hamilton Managing Agency to another Lloyd's managing agency.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2026
Attritional losses	$482,874	53.5%	$(19,788)	(2.2)%	$463,086	51.3%
Catastrophe losses	40,485	4.5%	4,474	0.5%	44,959	5.0%
Total	$523,359	58.0%	$(15,314)	(1.7)%	$508,045	56.3%

September 30, 2025
Attritional losses	$396,051	53.1%	$(21,914)	(2.9)%	$374,137	50.2%
Catastrophe losses	30,640	4.1%	(477)	(0.1)%	30,163	4.0%
Total	$426,691	57.2%	$(22,391)	(3.0)%	$404,300	54.2%

Attritional loss ratio - current year for the nine months ended September 30, 2026 was 53.5% compared to 53.1% for the nine months ended September 30, 2025, an increase of 0.4 percentage points.

Attritional loss ratio - prior year for the nine months ended September 30, 2026 was a favorable 2.2% compared to a favorable 2.9% for the nine months ended September 30, 2025, an increase of 0.7 percentage points. The favorable attritional loss ratio - prior year for the nine months ended September 30, 2026 was primarily driven by favorable development in specialty, property and casualty insurance classes and specialty reinsurance classes, partially offset by additional loss information in relation to the Baltimore Bridge collapse.

Catastrophe losses - current year and prior year were $45.0 million and $30.2 million for the nine months ended September 30, 2026 and 2025, respectively. Catastrophe losses for the nine months ended September 30, 2026 were driven by the Middle East conflict ($40.5 million), in addition to unfavorable prior year development relating to the Ukraine conflict ($4.5 million). Catastrophe losses for the nine months ended September 30, 2025 were driven by the California wildfires ($29.0 million) and severe convective storms ($1.6 million), partially offset by favorable prior year development of $0.4 million.

Acquisition Costs

	For the Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	'26 vs '25 point r
Property	$57,949	$45,834	37.4%	33.4%	4.0
Casualty	58,714	50,965	18.0%	18.8%	(0.8)
Specialty	130,748	98,681	31.1%	29.3%	1.8
Total	$247,411	$195,480	27.4%	26.2%	1.2

The acquisition cost ratio for the nine months ended September 30, 2026 was 27.4%, compared to 26.2% for the nine months ended September 30, 2025, an increase of 1.2 percentage points. The increase was primarily driven by a change in business mix, including an increase in specialty insurance.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Other underwriting expenses	$128,193	$116,833
Other underwriting expense ratio	13.5%	14.3%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses were $128.2 million for the nine months ended September 30, 2026, an increase of $11.4 million, or 9.7%, compared to $116.8 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in personnel costs.

The other underwriting expense ratio for the nine months ended September 30, 2026 and 2025 decreased from 14.3% to 13.5%, driven by growth in the premium base, partially offset by an increase in the underlying costs and a decrease in third party fee income.

Bermuda Segment

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Gross premiums written	$1,271,540	$1,159,462
Net premiums written	$942,547	$947,696
Net premiums earned	$845,069	$787,012
Third party fee income	7,481	3,544

Claims and Expenses
Losses and loss adjustment expenses	544,955	539,575
Acquisition costs	193,491	169,628
Other underwriting expenses	36,947	47,831
Underwriting income (loss)	$77,157	$33,522

Attritional losses - current year	$480,433	$424,058
Attritional losses - prior year development	5,712	(6,356)
Catastrophe losses - current year	12,089	138,980
Catastrophe losses - prior year development	46,721	(17,107)
Losses and loss adjustment expenses	$544,955	$539,575

Attritional loss ratio - current year	56.9%	53.9%
Attritional loss ratio - prior year development	0.7%	(0.8)%
Catastrophe loss ratio - current year	1.4%	17.7%
Catastrophe loss ratio - prior year development	5.5%	(2.2)%
Losses and loss adjustment expense ratio	64.5%	68.6%
Acquisition cost ratio	22.9%	21.6%
Other underwriting expense ratio	3.5%	5.6%
Combined ratio	90.9%	95.8%

Gross Premiums Written

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$383,956	$437,425
Casualty	714,342	571,915
Specialty	173,242	150,122
Total	$1,271,540	$1,159,462

Gross premiums written increased by $112.1 million, or 9.7%, from $1.2 billion for the nine months ended September 30, 2025 to $1.3 billion for the nine months ended September 30, 2026, primarily driven by growth in both new and existing business in casualty and specialty reinsurance classes, partially offset by a decrease in property reinsurance and insurance classes as a result of lower reinstatement premiums and rate decreases.

Net Premiums Earned

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Property	$218,731	$258,217
Casualty	513,839	422,073
Specialty	112,499	106,722
Total	$845,069	$787,012

Net premiums earned increased by $58.1 million, or 7.4%, from $787.0 million for the nine months ended September 30, 2025 to $845.1 million for the nine months ended September 30, 2026, primarily driven by new business and volume growth in our casualty reinsurance classes, partially offset by a decrease in our property reinsurance and insurance classes as a result of lower reinstatement premiums and rate decreases. The increase in casualty reinsurance was primarily driven by general liability and professional liability lines.

Third Party Fee Income

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Third party fee income	$7,481	$3,544

Third party fee income is generated by certain performance and management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and increased by $3.9 million, from $3.5 million for the nine months ended September 30, 2025 to $7.5 million for the nine months ended September 30, 2026. The increase was driven by higher performance fees in the current period.

Losses and Loss Adjustment Expenses

	For the Nine Months Ended
($ in thousands)	Current year	% of net premiums earned	Prior year development	% of net premiums earned	Losses and loss adjustment expenses	% of net premiums earned
September 30, 2026
Attritional losses	$480,433	56.9%	$5,712	0.7%	$486,145	57.6%
Catastrophe losses	12,089	1.4%	46,721	5.5%	58,810	6.9%
Total	$492,522	58.3%	$52,433	6.2%	$544,955	64.5%

September 30, 2025
Attritional losses	$424,058	53.9%	$(6,356)	(0.8)%	$417,702	53.1%
Catastrophe losses	138,980	17.7%	(17,107)	(2.2)%	121,873	15.5%
Total	$563,038	71.6%	$(23,463)	(3.0)%	$539,575	68.6%

Attritional loss ratio - current year for the nine months ended September 30, 2026 was 56.9% compared to 53.9% for the nine months ended September 30, 2025, an increase of 3.0 percentage points. The increase was primarily driven by a change in business mix, including more proportional casualty reinsurance business and the impact of one large loss in our specialty and property reinsurance classes.

Attritional loss ratio - prior year for the nine months ended September 30, 2026 was an unfavorable 0.7% compared to a favorable 0.8% for the nine months ended September 30, 2025, an increase of 1.5 percentage points. The unfavorable attritional loss ratio - prior year for the nine months ended September 30, 2026 was primarily driven by additional loss information in relation to certain large losses, including the Baltimore Bridge collapse, and unfavorable development in certain casualty reinsurance classes, partially offset by favorable development in specialty and property reinsurance classes.

Catastrophe losses - current year and prior year were $58.8 million and $121.9 million for the nine months ended September 30, 2026 and 2025, respectively. Catastrophe losses for the nine months ended September 30, 2026 were driven by the Middle East conflict ($12.1 million), in addition to unfavorable prior year development relating to the Ukraine conflict ($42.6 million) and other unfavorable prior year development ($4.1 million). Catastrophe losses for the nine months ended September 30, 2025 were driven by the California wildfires ($130.7 million) and severe convective storms ($8.3 million), partially offset by favorable prior year development of $17.1 million.

Acquisition Costs

	For the Nine Months Ended
	Acquisition Costs		% of Net Premiums Earned
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	'26 vs '25 point r
Property	$31,606	$35,720	14.4%	13.8%	0.6
Casualty	132,062	110,538	25.7%	26.2%	(0.5)
Specialty	29,823	23,370	26.5%	21.9%	4.6
Total	$193,491	$169,628	22.9%	21.6%	1.3

The acquisition cost ratio for the nine months ended September 30, 2026 was 22.9%, compared to 21.6% for the nine months ended September 30, 2025, an increase of 1.3 percentage points. The increase was driven by a change in business mix, including more proportional business written in our casualty reinsurance classes, partially offset by an increase in ceded commission income.

Other Underwriting Expenses and Other Underwriting Expense Ratios

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Other underwriting expenses	$36,947	$47,831
Other underwriting expense ratio	3.5%	5.6%

Other underwriting expenses are general and administrative costs incurred by our reportable segments.

Other underwriting expenses for the nine months ended September 30, 2026 were $36.9 million, a decrease of $10.9 million, or 22.8%, compared to $47.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by Bermuda substance-based tax credits, partially offset by an increase in personnel costs.

The other underwriting expense ratio for the nine months ended September 30, 2026 and 2025 decreased from 5.6% to 3.5%, driven by the Bermuda substance-based tax credits, certain performance based management fees recognized by Ada Capital Management Limited for services provided to Ada Re, Ltd. and growth in the premium base.

Corporate and Other

Total Net Realized and Unrealized Gains (Losses) on Investments and Net Investment Income (Loss)

The components of total net realized and unrealized gains (losses) on investments and net investment income (loss) are as follows:

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF(1)	$694,465	$465,888
Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other	(29,923)	168,797
	$664,542	$634,685

Net income (loss) attributable to non-controlling interest - TSHF	$341,242	$220,990
(1) Prior to non-controlling interest performance incentive allocation

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - TSHF, prior to non-controlling interest, returned income of $694.5 million and $465.9 million for the nine months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees.

Net investment income, net of non-controlling interest - TSHF, returned income of $353.2 million and $244.9 million for the nine months ended September 30, 2026 and 2025, respectively. This includes the fund's returns, net of investment management fees and performance incentive allocations. The aggregate incentive allocation to which the investment manager is entitled is included in "Net income (loss) attributable to non-controlling interest" in our GAAP financial statements.

TS Hamilton Fund produced returns, net of investment management fees and performance incentive allocations, of 16.3% and 13.0% for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles ESTV, STV, and ATV. Gains from single name equities trading were led by the U.S., followed by China and East Asia. TS Hamilton Fund also experienced gains for the period from macro trading within the systematic macro vehicle, FTV, the relative value macro vehicle, HTV, and the scientific discretionary macro vehicle, NTV. Gains from macro trading were led by equities in FTV and FX in NTV and were partially offset by losses within the relative value rates vehicle, KTV.

For the nine months ended September 30, 2025, TS Hamilton Fund experienced gains from single name equities trading within the equity market neutral vehicles STV, ESTV, and ATV. Gains from single name equities trading were led by the U.S., followed by East Asia. TS Hamilton Fund also experienced gains from macro trading within the scientific discretionary macro vehicle, NTV, the systematic macro vehicle, FTV, and the relative value macro vehicle, HTV. Gains in TS Hamilton Fund were partially offset by losses from macro trading within the relative value rates vehicle, KTV. Losses from macro trading were led by balance sheet trades in KTV.

Total net realized and unrealized gains (losses) on investments and net investment income (loss) - other, returned losses of $29.9 million and income of $168.8 million for the nine months ended September 30, 2026 and 2025, respectively. Losses for the nine months ended September 30, 2026 were driven by negative mark-to-market returns, partially offset by investment income on a larger portfolio of higher yielding assets. Income for the nine months ended September 30, 2025 was primarily driven by both investment income and positive mark-to-market returns.

Net Foreign Exchange Gains (Losses)

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Net foreign exchange gains (losses)	$719	$(4,422)

Our functional currency is the U.S. Dollar. We may conduct routine underwriting operations or invest a portion of our cash and other investable assets in currencies other than U.S. Dollars. Consequently, we may incur foreign exchange gains and losses in our results of operations.

Foreign exchange gains of $0.7 million and losses of $4.4 million for the nine months ended September 30, 2026 and 2025, respectively, were primarily driven by the remeasurement of insurance related assets and liabilities denominated in British Pounds, Euro, Japanese Yen, and Australian and Canadian Dollars.

Corporate Expenses

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Corporate expenses	$38,213	$41,168

Corporate expenses for the nine months ended September 30, 2026 were $38.2 million, compared to $41.2 million for the nine months ended September 30, 2025, a decrease of $3.0 million. The decrease was primarily driven by the impact of the Bermuda substance-based tax credits and a decrease in professional expenses, partially offset by an increase in personnel costs.

Amortization of Intangible Assets

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Amortization of intangible assets	$11,482	$11,895

Amortization of intangible assets of $11.5 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively, relates to internally developed software and intangible assets acquired in a business combination.

Interest Expense

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Interest expense	$14,339	$15,264

Interest expense of $14.3 million and $15.3 million for the nine months ended September 30, 2026 and 2025, respectively, relates to interest payments and certain administrative fees associated with our term loan and letter of credit facilities. Changes in interest expense are primarily driven by the movement in the Secured Overnight Financing Rate ("SOFR"), which underlies the floating rate associated with the term loan.

Income Tax Expense (Benefit)

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Income tax expense (benefit)	$3,430	$9,748

Income tax for the nine months ended September 30, 2026 was $3.4 million on pre-tax income of $703.4 million, compared to income tax expense of $9.7 million on pre-tax income of $635.2 million for the nine months ended September 30, 2025, a decrease of $6.3 million. The income tax expense for the nine months ended September 30, 2026 was primarily driven by withholding taxes on investment income from the TS Hamilton Fund, partially offset by unrealized losses on investments in taxable jurisdictions.

Key Operating and Financial Metrics

The Company has identified the following metrics as key measures of the Company’s performance:

Book Value per Common Share

Management believes that book value per common share is an important indicator of value provided to common shareholders and aligns the Company’s and most investors’ long term objectives. We calculate book value per common share as total common shareholders’ equity divided by the total number of common shares outstanding at the point in time.

	As at
($ in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Closing common shareholders' equity	$2,935,874	$2,822,099
Closing common shares outstanding	98,522,131	99,029,434
Book value per common share	$29.80	$28.50
Accumulated dividends	$2.00	$—
Book value per common share plus accumulated dividends	$31.80	$28.50

Book value per common share was $29.80 at September 30, 2026, a $1.30 or 4.6% increase from the Company’s book value per common share of $28.50 at December 31, 2025 and a $3.30 or 11.6% increase from $28.50 when incorporating the impact of the special dividend paid to common shareholders in the nine months ended September 30, 2026.

The increase in book value per common share plus accumulated dividends was primarily driven by the Company’s net income attributable to common shareholders of $358.8 million for the nine months ended September 30, 2026. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Tangible Book Value per Common Share

Management believes that tangible book value per common share is an important indicator of value provided to common shareholders and aligns the Company’s and most investors’ long term objectives. We calculate tangible book value per common share as total common shareholders’ equity less intangible assets, divided by the total number of common shares outstanding at the point in time.

	As at
($ in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Closing common shareholders' equity	$2,935,874	$2,822,099
Intangible assets	81,821	86,624
Closing common shareholders' equity, less intangible assets	$2,854,053	$2,735,475

Closing common shares outstanding	98,522,131	99,029,434
Tangible book value per common share	$28.97	$27.62
Accumulated dividends	$2.00	$—
Tangible book value per common share plus accumulated dividends	$30.97	$27.62

Tangible book value per common share was $28.97 at September 30, 2026, a $1.35 or 4.9% increase from the Company’s tangible book value per common share of $27.62 at December 31, 2025 and a $3.35 or 12.1% increase from $27.62 when incorporating the impact of the special dividend paid to common shareholders in the nine months ended September 30, 2026.

The increase in book value per common share plus accumulated dividends was primarily driven by the Company’s net income attributable to common shareholders of $358.8 million for the nine months ended September 30, 2026. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details.

Return on Average Common Shareholders' Equity

Management believes that return on average common shareholders’ equity ("ROACE") is an important indicator of the Company’s profitability and financial efficiency. We calculate ROACE by dividing net income (loss) attributable to common shareholders by average common shareholders' equity for the corresponding period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) attributable to common shareholders	$81,456	$136,200	$358,776	$404,486
Average common shareholders' equity for the period	$2,893,355	$2,610,292	$2,878,987	$2,495,351
Return on average common shareholders' equity	2.8%	5.2%	12.5%	16.2%

ROACE was 2.8% for the three months ended September 30, 2026, compared to 5.2% for the three months ended September 30, 2025. The decrease was driven by the higher average common shareholders' equity and lower net income attributable to common shareholders reported as at and for the three months ended September 30, 2026, respectively.

ROACE was 12.5% for the nine months ended September 30, 2026, compared to 16.2% for the nine months ended September 30, 2025. The decrease was driven by the higher average common shareholders' equity and lower net income attributable to common shareholders reported as at and for the nine months ended September 30, 2026, respectively.

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

The following table reconciles underwriting income (loss) to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Underwriting income (loss)	$15,527	$64,089	$102,221	$73,288
Total net realized and unrealized gains (losses) on investments and net investment income (loss)	235,141	137,863	664,542	634,685
Net foreign exchange gains (losses)	(1,188)	2,619	719	(4,422)
Corporate expenses	(14,097)	(15,347)	(38,213)	(41,168)
Amortization of intangible assets	(3,762)	(4,000)	(11,482)	(11,895)
Interest expense	(4,801)	(4,933)	(14,339)	(15,264)
Income tax (expense) benefit	1,363	(3,866)	(3,430)	(9,748)
Net income (loss), prior to non-controlling interest	$228,183	$176,425	$700,018	$625,476

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

The following table reconciles third party fee income to other income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Third party fee income	$2,812	$4,169	$13,466	$13,845
Other income (loss)	$2,812	$4,169	$13,466	$13,845

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

The following table reconciles other underwriting expenses to general and administrative expenses, the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Other underwriting expenses	$60,861	$58,955	$165,140	$164,664
Corporate expenses	14,097	15,347	38,213	41,168
General and administrative expenses	$74,958	$74,302	$203,353	$205,832

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

Cash and Investments

At September 30, 2026 and December 31, 2025, total cash and investments was $6.8 billion and $6.2 billion, respectively. However, a significant portion of the total cash and investments balances held were invested in TS Hamilton Fund as collateral for the investments held by the underlying trading vehicles, as shown in the tables under the "TS Hamilton Fund" discussion.

	As at
($ in thousands)	September 30, 2026		December 31, 2025
Fixed maturity investments, at fair value	$3,157,925	47%	$3,238,543	52%
Short-term investments, at fair value	424,046	6%	200,459	3%
	3,581,971	53%	3,439,002	55%
Investments in Two Sigma Funds, at fair value	1,873,879	28%	1,587,658	26%
Total investments	5,455,850	81%	5,026,660	81%
Cash and cash equivalents	1,184,318	17%	1,062,359	17%
Restricted cash and cash equivalents	129,300	2%	109,731	2%
Total cash and cash equivalents	1,313,618	19%	1,172,090	19%
Total cash and investments	$6,769,468	100%	$6,198,750	100%

Total cash and investments increased from $6.2 billion at December 31, 2025 to $6.8 billion at September 30, 2026. The increase was primarily driven by positive investment returns on the TS Hamilton Fund and the continued deployment of cash into our fixed maturities and short-term investments trading portfolio, partially offset by the payment of a special dividend and negative mark-to-market investment returns on our fixed maturities and short-term investments trading portfolio.

Fixed Maturity and Short-term Investments - Trading

The Company’s fixed maturity trading portfolio and short-term investments are as follows:

	As at September 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$365,667	$—	$(14,989)	$350,678
U.S. states, territories and municipalities	9,462	—	(223)	9,239
Non-U.S. sovereign governments and supranationals	96,034	345	(4,029)	92,350
Corporate	1,891,295	4,448	(66,339)	1,829,404
Residential mortgage-backed securities - Agency	366,158	4	(19,785)	346,377
Residential mortgage-backed securities - Non-agency	100,297	95	(3,958)	96,434
Commercial mortgage-backed securities - Non-agency	87,238	3	(2,759)	84,482
Other asset-backed securities	351,536	396	(2,971)	348,961
Total fixed maturities	3,267,687	5,291	(115,053)	3,157,925
Short-term investments	423,363	709	(26)	424,046
Total	$3,691,050	$6,000	$(115,079)	$3,581,971

	As at December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government treasuries	$795,780	$4,782	$(2,728)	$797,834
U.S. states, territories and municipalities	12,924	89	(53)	12,960
Non-U.S. sovereign governments and supranationals	108,296	3,102	(537)	110,861
Corporate	1,557,582	29,899	(3,337)	1,584,144
Residential mortgage-backed securities - Agency	370,516	4,419	(9,285)	365,650
Residential mortgage-backed securities - Non-agency	33,052	319	(826)	32,545
Commercial mortgage-backed securities - Non-agency	94,223	835	(360)	94,698
Other asset-backed securities	238,567	1,401	(117)	239,851
Total fixed maturities	3,210,940	44,846	(17,243)	3,238,543
Short-term investments	200,052	419	(12)	200,459
Total	$3,410,992	$45,265	$(17,255)	$3,439,002

The fair value of the Company’s fixed maturity trading portfolio and short-term investments was $3.6 billion and $3.4 billion at September 30, 2026 and December 31, 2025, respectively.

Short-term investments at September 30, 2026 and December 31, 2025 of $424.0 million and $200.5 million, respectively, include $423.5 million and $199.0 million, respectively, held within TS Hamilton Fund. The cash and short-term investment balances within TS Hamilton Fund are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles. The balance may fluctuate significantly from period to period as a result of movements in the underlying funds. See the following discussion for further details on assets within TS Hamilton Fund.

The fair values and weighted-average credit ratings of our fixed maturity trading portfolio and short-term investments by type were as follows:

	As at
	September 30, 2026			December 31, 2025
($ in thousands)	Fair Value	% of Total	Weighted average credit rating	Fair Value	% of Total	Weighted average credit rating
Fixed maturities:
U.S. government treasuries	$350,678	10%	Aa1	$797,834	23%	Aa1
U.S. states, territories and municipalities	9,239	0%	Aa2	12,960	0%	Aa2
Non-U.S. sovereign governments and supranationals	92,350	3%	Aa1	110,861	3%	Aa1
Corporate	1,829,404	50%	A3	1,584,144	46%	A3
Residential mortgage-backed securities - Agency	346,377	10%	Aa1	365,650	11%	Aa1
Residential mortgage-backed securities - Non-agency	96,434	3%	Aa1	32,545	1%	Aaa
Commercial mortgage-backed securities - Non-agency	84,482	2%	Aa1	94,698	3%	Aa1
Other asset-backed securities	348,961	10%	Aa1	239,851	7%	Aa1
Total fixed maturities	3,157,925	88%	A1	3,238,543	94%	Aa3
Short-term investments	424,046	12%	Aa1	200,459	6%	Aa1
Total fixed maturities and short-term investments	$3,581,971	100%	Aa3	$3,439,002	100%	Aa3

Fixed maturity and short-term investments credit quality summary:
Investment grade		100%			100%
Non-investment grade		0%			0%
Total		100%			100%

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, were as follows:

	As at
	September 30, 2026	December 31, 2025
Average credit quality	A1	Aa3
Average yield to maturity	5.6%	4.1%
Expected average duration (in years)	3.8	3.4

At September 30, 2026 and December 31, 2025, 100% of the Company’s fixed maturities and short-term investments trading portfolio was rated investment grade (Baa3 or higher) by third party rating services. The average credit quality of the Company’s fixed maturities and short-term investments trading portfolio, excluding short-term investments held by the TS Hamilton Fund, at September 30, 2026 and December 31, 2025, was A1 and Aa3, respectively.

The average yield to maturity on the Company’s fixed maturities and short-term investments trading portfolio increased to 5.6% at September 30, 2026 from 4.1% at December 31, 2025.

The expected average duration of the Company’s fixed maturities and short-term investments trading portfolio was 3.8 years and 3.4 years at September 30, 2026 and December 31, 2025, respectively.

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

The Company owns the following interest in each of the Two Sigma Funds:

	As at September 30, 2026
Two Sigma Funds	Abbreviation	%
Two Sigma Spectrum Portfolio, LLC	STV	12.3%
Two Sigma Equity Spectrum Portfolio, LLC	ESTV	9.6%
Two Sigma Absolute Return Portfolio, LLC	ATV	0.2%
Two Sigma Futures Portfolio, LLC	FTV	6.5%
Two Sigma Horizon Portfolio, LLC	HTV	5.2%
Two Sigma Navigator Portfolio, LLC	NTV	5.8%
Two Sigma Kuiper Portfolio, LLC	KTV	5.1%

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

The Company’s investments in Two Sigma Funds are as follows:

	As at
	September 30, 2026			December 31, 2025
($ in thousands)	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
Two Sigma Spectrum Portfolio, LLC	$48,246	$19,105	$67,351	$500,616	$131,996	$632,612
Two Sigma Equity Spectrum Portfolio, LLC	769,374	280,203	1,049,577	187,718	49,906	237,624
Two Sigma Absolute Return Portfolio, LLC	9,789	3,210	12,999	93,092	8,882	101,974
Two Sigma Futures Portfolio, LLC	236,926	49,433	286,359	192,064	44,998	237,062
Two Sigma Horizon Portfolio, LLC	266,392	22,480	288,872	241,090	4,585	245,675
Two Sigma Navigator Portfolio, LLC	125,927	27,418	153,345	110,577	(9,585)	100,992
Two Sigma Kuiper Portfolio, LLC	15,331	45	15,376	30,406	1,313	31,719
Total	$1,471,985	$401,894	$1,873,879	$1,355,563	$232,095	$1,587,658

The increase in the total fair value of the Company’s investments in Two Sigma Funds from $1.6 billion at December 31, 2025 to $1.9 billion at September 30, 2026 is primarily driven by investment gains, asset allocations and collateral management within TS Hamilton Fund. The total net assets managed in TS Hamilton Fund represent our investment in and exposure to Two Sigma Funds’ investment strategies. However, as part of Two Sigma’s collateral management processes, any capital not required to be held within one of the specific trading vehicles is held in cash or short-term investments within TS Hamilton Fund as shown in the following table. The cash and short-term investment balances are not managed by the Company, nor can they be removed from TS Hamilton Fund as they support the underlying investment strategies within the seven trading vehicles.

The following table represents the total assets and total liabilities of TS Hamilton Fund. Creditors or beneficial interest holders of TS Hamilton Fund have no recourse to the general credit of the Company as the Company’s obligation is limited to the amount of its committed investment.

	As at
($ in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$528,992	$648,726
Short-term investments	423,492	198,986
Investments in Two Sigma Funds, at fair value	1,873,879	1,587,658
Receivables for investments sold	45,303	57,938
Interest and dividends receivable	534	1,110
Total assets	2,872,200	2,494,418

Liabilities
Payable for investments purchased	129,225	192,467
Withdrawal payable	87,419	123,376
Accounts payable and accrued expenses	200	214
Total liabilities	216,844	316,057
Total net assets managed by TS Hamilton Fund	$2,655,356	$2,178,361

Total net assets in TS Hamilton Fund were $2.7 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. The Company manages liquidity at the holding company and operating subsidiary level.

Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2026 and December 31, 2025, total unrestricted cash and cash equivalents were $1.2 billion and $1.1 billion, respectively, and total restricted cash and cash equivalents were $129.3 million and $109.7 million, respectively.

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

During the nine months ended September 30, 2026 and 2025, Hamilton Group received $306.0 million and $155.5 million, respectively, of distributions from its subsidiaries. The Company’s primary use of funds includes common share repurchases, interest payments on debt and credit facilities, capital investments in subsidiaries, and payment of corporate operating expenses. The Company also declared and paid a special dividend of $2.00 per common share, or $199.5 million, in the nine months ended September 30, 2026. Common share repurchases may be conducted through open market repurchases and/or privately negotiated transactions. See Note 10, Share Capital, in the accompanying unaudited condensed consolidated financial statements for further detail of common share repurchases in the nine months ended September 30, 2026. Management believes the dividend distribution capacity of Hamilton Group’s subsidiaries, which was estimated at $620.1 million at December 31, 2025, will provide the Company with sufficient liquidity for the foreseeable future.

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

Consolidated Cash Flows

Consolidated cash flows from operating, investing and financing activities were as follows:

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$493,371	$548,925
Investing activities	121,381	(371,379)
Financing activities	(466,410)	(232,592)
Effect of exchange rate changes on cash	(6,814)	19,411
Net increase (decrease) in cash and cash equivalents	$141,528	$(35,635)

Net cash provided by (used in) operating activities was $493.4 million and $548.9 million in the nine months ended September 30, 2026 and 2025, respectively. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by (used in) operating activities fluctuates due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss adjustment expenses, and the payment of premiums to reinsurers.

Net cash provided by (used in) investing activities was $121.4 million and $(371.4) million in the nine months ended September 30, 2026 and 2025, respectively, primarily driven by the timing of investing activities and the net proceeds of turnover, asset allocations within the TS Hamilton Fund, and our fixed maturity and short-term investments.

Net cash provided by (used in) financing activities was $(466.4) million and $(232.6) million in the nine months ended September 30, 2026 and 2025, respectively. Net cash used in financing activities for the nine months ended September 30, 2026 was primarily driven by incentive allocations paid to TS Hamilton Fund, the special dividend and share repurchases. Net cash used in financing activities for the nine months ended September 30, 2025 was primarily driven by incentive allocations paid to TS Hamilton Fund and share repurchases. See Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details of common share repurchases for the nine months ended September 30, 2026 and 2025.

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

Management expects that, if necessary, the full value of cash, fixed income and short-term investments at September 30, 2026 could be available in one to three business days under normal market conditions, except for $770.4 million of restricted cash and investments which primarily support the Company’s obligations in regulatory jurisdictions where it operates as a non-admitted carrier (refer to Note 3, Investments in the accompanying unaudited condensed consolidated financial statements) and $247.4 million of restricted cash and investments which primarily support the Company’s letter of credit facilities (refer to Note 9, Debt and Credit Facilities in the accompanying unaudited condensed consolidated financial statements).

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

The following table summarizes our consolidated total capital:

	As at
($ in thousands)	September 30, 2026	December 31, 2025
Shareholders' equity	$2,935,874	$2,822,099

The Company’s consolidated shareholders' equity was $2.9 billion at September 30, 2026, a 4.0% increase compared to $2.8 billion at December 31, 2025. The primary driver of the increase in total capital was the Company’s net income attributable to common shareholders of $358.8 million for the nine months ended September 30, 2026, partially offset by the special dividend and share repurchases (see Note 10, Share Capital in the accompanying unaudited condensed consolidated financial statements for further details).

Debt

On June 10, 2025, Hamilton Group entered into a $150 million term loan credit arrangement (the "Facility") with various lenders as arranged by Wells Fargo Securities, LLC. The Facility replaces Hamilton Group’s $150 million term loan credit agreement, as amended through and including June 23, 2022, between Hamilton Group and the lenders thereto (as amended the "Existing Loan Agreement"). The Facility will be used to refinance the indebtedness outstanding under the Existing Loan Agreement. All or a portion of the loan issued under the Facility bears interest, at the option of Hamilton Group, at either (a) a base rate plus an applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, in each case with the applicable margin determined with reference to the Company's long term issuer default rating as assigned by Fitch. The Facility matures on June 9, 2028, unless accelerated pursuant to the terms of the Facility, and it contains usual and customary representations, warranties, conditions and covenants for bank loan facilities of this type. The Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio.

The following table presents the gross outstanding loan balance, loan fair value and unamortized loan issuance costs:

	As at
($ in thousands)	September 30, 2026	December 31, 2025
Outstanding loan balance	$150,000	$150,000
Loan fair value	150,149	150,280
Unamortized loan issuance costs	$179	$257

Debt issuance costs are amortized over the period during which the Facility is outstanding, as an offset to net investment income (loss). The Company amortized debt issuance costs of $0.1 million or less in each of the three and nine months ended September 30, 2026 and 2025. The Company’s debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company.

Common Shares

The Company’s authorized and issued share capital is comprised as follows:

($ in thousands, except share and per share information)
Authorized:
Common shares of $0.01 par value each (2026 and 2025: 150,000,000)
	As at
Issued, outstanding and fully paid:	September 30, 2026	December 31, 2025
Class A common shares (2026 and 2025: 17,320,078)	$173	$173
Class B common shares (2026: 66,278,404 and 2025: 66,305,707)	663	663
Class C common shares (2026: 14,923,649 and 2025: 15,403,649)	149	154
Total	$985	$990

On November 4, 2025, the Board of Directors authorized the repurchase of the Company's common shares in the aggregate amount of $150.0 million, in addition to remaining amounts under the prior authorization (collectively, the "Authorization"), under which the Company may repurchase shares through open market repurchases and/or privately negotiated transactions. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. All shares repurchased under the Authorization were subsequently cancelled. As of September 30, 2026, $133.6 million remained available for repurchase under the Authorization.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Class B shares repurchased	92,255	1,779,782	1,487,038	3,928,214
Aggregate repurchase price	$3,140	$40,454	$44,942	$85,770
Average price per share	$34.04	$22.73	$30.22	$21.83

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

On December 5, 2018 and December 27, 2018, Hamilton Re entered into a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments with CitiBank Europe Plc ("CitiBank Europe"), under which CitiBank Europe agreed to provide an uncommitted secured letter of credit facility for the issuance of standby letters of credit or similar instruments in multiple currencies. On November 15, 2024, letter of credit capacity under this facility was increased to $250 million. At all times during which it is a party to the facility, Hamilton Re is obligated to pledge to CitiBank Europe cash and/or securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. The Master Agreement contains events of default customary for facilities of this type. In the facility letter, Hamilton Re makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings. On October 5, 2026, capacity under this facility was increased to $325 million. All other terms and conditions remained substantially the same.

On June 10, 2025, Hamilton Group and Hamilton Re entered into a $450 million credit agreement with a syndication of lenders (the "Unsecured Facility"). Under the Unsecured Facility, the lenders have agreed to provide up to an aggregate of $450 million of letter of credit capacity for Hamilton Re, up to $150 million of which may be utilized for revolving loans to be issued to Hamilton Group. At September 30, 2026, there were no loan amounts outstanding under the Unsecured Facility. Letters of credit issued under the Unsecured Facility bear interest at a rate determined by Hamilton Group’s long-term issuer default rating, while revolving loans, if drawn, accrue interest at the option of Hamilton Group at either (a) a base rate plus an applicable margin or (b) Adjusted Term SOFR plus an applicable margin. In each case, the applicable margin is determined based on Hamilton Group’s long-term issuer default rating as assigned by Fitch. Currently, any letters of credit issued under the facility bear interest at a rate of 125 basis points. Revolving loans, if issued, are subject to a fee equal to the prime rate plus 50 basis points or Adjusted Term SOFR plus a margin of 150 basis points. To the extent such loans are issued, the available letter of credit capacity shall decrease proportionally, such that the aggregate credit exposure for the lenders under the Unsecured Facility is $450 million. Amounts unutilized under the Unsecured Facility are subject to a fee based upon Hamilton Group's long-term issuer default rating as assigned by Fitch, currently equal to 17.5 basis points. The Unsecured Facility is subject to representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for similar facilities. The Unsecured Facility also includes financial covenants, including a financial strength rating test, a minimum consolidated tangible net worth test and a maximum consolidated indebtedness to total capitalization ratio. Capacity is provided by Wells Fargo, National Association, Truist Bank, Commerzbank AG, New York Branch, Citizens Bank, N.A., HSBC Bank USA, National Association, and Barclays Bank PLC. Unless renewed or otherwise terminated in accordance with its terms, the Unsecured Facility has a maturity date of June 9, 2028.

On October 23, 2025, Hamilton Re amended its letter of credit facility agreement with UBS AG ("UBS") under which UBS and certain of its affiliates agreed to make available to Hamilton Re a secured letter of credit facility in an amount that is equal to the greater of (i) $25 million and (ii) the LOC amount issued and outstanding, provided that the amount shall not at any time be greater than $75 million. The facility bears a fee of 140 basis points on the total available capacity. The facility expired on October 23, 2026 and was not renewed.

In addition, on October 20, 2025, Hamilton Re amended the unsecured letter of credit facility agreement that it utilizes to provide Funds at Lloyd's ("FAL") ("FAL LOC Facility") to support the FAL requirements of Syndicate 4000. Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The FAL LOC Facility of $260 million was renewed for a four year term that expires on December 31, 2029 and bears a fee of 150 basis points on the borrowed amount. On October 26, 2026, Hamilton Re amended the unsecured letter of credit facility agreement ("Amended FAL LOC Facility"). Capacity is provided by ING Bank N.V., London Branch, Commerzbank AG, New York Branch, and Deutsche Bank AG, London Branch. The Amended FAL LOC Facility was renewed in an amount of $330 million for a term that expires on December 31, 2030 and bears a fee of 150 basis points on the utilized amount.

The Company’s obligations under its credit facilities require Hamilton Group, Hamilton Re and the other parties thereto to comply with various financial and reporting covenants. All applicable entities were in compliance with all such covenants at September 30, 2026.

Certain of the Company's credit facilities are secured by pledged interests in the TS Hamilton Fund, the Company's fixed income security portfolio, or cash. The Company’s credit facilities and associated securities pledged, were as follows:

As at
($ in thousands)	September 30, 2026
Available letter of credit and revolving loan facilities - commitments	$994,551
Available letter of credit and revolving loan facilities - in use	783,578

Security pledged under letter of credit and revolving loan facilities:
Pledged interests in TS Hamilton Fund	$88,877
Pledged interests in fixed income portfolio	245,180
Cash(1)	2,189
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

The financial strength ratings of our principal operating subsidiaries and our holding company are presented below. All information is as of October 28, 2026, at which time the outlook for each of the below ratings was "Stable".

	AM Best	Fitch	Kroll Bond Rating Agency ("KBRA")
Hamilton Re, Ltd.	A	A-	A
Hamilton Insurance DAC	A	A-	NR(1)
Hamilton Select	A	NR(1)	NR(1)
Hamilton Insurance Group	NR(1)	BBB+ Issuer Default Rating	BBB+ Issuer Rating

Lloyd's Overall Market Rating(2)	A+	AA-	AA-
(1) Not Rated
(2) The Company's Syndicate 4000 benefits from the financial strength ratings assigned by each of AM Best, Fitch, KBRA and S&P Global ("AA-") to the Lloyd’s market.

Reserve for Losses and Loss Adjustment Expenses

Reserve for unpaid losses and loss adjustment expenses

The Company establishes loss reserves using actuarial models, historical insurance industry loss ratio experience and loss development patterns to estimate its ultimate liability of all losses and loss adjustment expenses incurred with respect to premiums earned on the contracts at a given point in time. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual actual outcome of these events may be substantially different from the assumptions underlying the reserve estimates. The Company believes that the recorded reserve for losses and loss adjustment expenses represents management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2026.

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

Recent Accounting Pronouncements

At September 30, 2026, there were no recently issued accounting pronouncements that have not yet been adopted that management expects could have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents share repurchases during the current quarter.

	Shares purchased under publicly announced repurchase program(1)		Other shares purchased(2)		Total shares purchased		Maximum $ amount still available under repurchase program
($ in thousands, except per share information)	Shares	Average price per share	Shares	Average price per share	Shares	Average price per share
Available for repurchase:							$136,694
July 1 - 31, 2026	—	$—	—	$—	—	$—	$136,694
August 1 - 31, 2026	16,421	$34.66	—	$—	16,421	$34.66	$136,125
September 1 - 30, 2026	75,834	$33.90	—	$—	75,834	$33.90	$133,554
Total	92,255		—		92,255		$133,554
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
The timing and amount of any future share repurchases will depend on market conditions, the Company’s business and strategic plans, financial condition, results of operations, liquidity, and other relevant factors. The Authorization will expire when the Company has repurchased the full value of shares authorized, unless terminated earlier by the Board of Directors. To the extent there is any repurchase activity under the Authorization, it is disclosed in Note 10, Share Capital. Repurchases under the Authorization totaled $3.1 million for the three months ended September 30, 2026.
(2) Other shares purchased, when applicable, generally represents common shares repurchased and cancelled in respect of withholding tax obligations on vested awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1*
Amendment, dated as of August 1, 2026, to the Amended and Restated Investment Agreement, dated as of June 1, 2026, by and among Hamilton Insurance Group, Ltd., Hamilton Re, Ltd., Two Sigma Hamilton Fund, LLC, Two Sigma Principals, LLC and Two Sigma Investments, LP

10.2	Amendment and Restatement Agreement, dated as of October 26, 2026 (incorporated by reference to Exhibit 10.1 of Hamilton Insurance Group, Ltd.'s Current Report on Form 8-K dated October 26 2026)
10.3*	Letter, dated October 19, 2026, from Citibank Europe plc to Hamilton Re, Ltd., relating to an increase in the uncommitted letter of credit facility
31.1*	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File for the period ended September 30, 2026. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2026

HAMILTON INSURANCE GROUP, LTD.
(Registrant)

By:	/s/ Craig Howie
Craig Howie
Group Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brian Deegan
Brian Deegan
Group Chief Accounting Officer
(Principal Accounting Officer)